Form 10QSB
period 1998-09-30
IMMUNOTECHNOLOGY CORP
filed 1999-01-13
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1998

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-24641
                                             -------

                      IMMUNOTECHNOLOGY CORPORATION
               (Name of Small Business Issuer in its charter)

         Delaware                                       84-1016435
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                1661 Lakeview Circle, Ogden, Utah 84403
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 399-3632
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                      1,157,996
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 1998

                   PART I FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                    IMMUNOTECHNOLOGY CORPORATION
                       FINANCIAL STATEMENTS
                           (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                    ASSETS
                                                   September 30,     June 30,
                                                       1998           1998
                                                    -----------   -----------

CURRENT ASSETS                                      $        74   $     1,353
  Cash                                              -----------   -----------

    TOTAL ASSETS                                    $        74   $     1,353
                                                    -----------   -----------



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                  $    25,040   $    32,663
  Advance from an individual                              5,000         5,000
                                                    -----------   -----------

    TOTAL CURRENT LIABILITIES                            30,040        37,663
                                                    -----------   -----------

LONG TERM DEBT
  Note payable                                            2,500         2,500
  Advances from an officer                               58,816        47,116
                                                    -----------   -----------

    TOTAL LONG TERM DEBT                                 61,316        49,616
                                                    -----------   -----------

STOCKHOLDERS' DEFICIT
 Preferred stock, par value
  $.00001 per share
  Authorized - 5,000,000 shares
  Issued - none
 Common stock, par value
  $.00001 per share
  Authorized - 50,000,000 shares
 Issued and Outstanding - 1,157,996                      11,580        11,580
 Paid in capital                                        122,752       122,752
 Accumulated deficit prior to the development stage    (151,332)     (151,332)
 Accumulated deficit during the development stage       (74,282)      (68,926)
                                                    -----------   -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (91,282)      (85,926)
                                                    -----------   -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                 74   $     1,353
                                                    -----------   -----------

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS



                                                            From inception of
                                                             the development
                                          Quarter ended    stage, July 1, 1992
                                           September 30,         through
                                               1998         September 30, 1998
                                           -------------     ----------------
REVENUE                                    $          -      $             -

COST OF REVENUE                                       -                    -
                                           -------------     ----------------

  GROSS PROFIT                                        -                    -

OPERATING EXPENSES
  Professional fees                                4,082               45,613
  Taxes and licenses                                  -                 1,380
  Bank fees and service charges                       42                1,594
  Meals and entertainment                             -                   300
  Travel                                              -                15,591
  Office expense                                      -                 5,963
  Interest expense                                 1,232                3,841
                                           -------------     ----------------


   TOTAL OPERATING EXPENSES                        5,356               74,282
                                           -------------     ----------------

    NET LOSS                               $      (5,356)    $        (74,282)
                                           -------------     ----------------


    BASIC LOSS PER COMMON SHARE            $    (.00)
                                           -------------

    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                          1,157,996
                                           -------------

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Activity July 1, 1992
  through June 30, 1998                            -              -             -        (68,926)       (68,926)
                                        ------------   ------------  ------------   ------------   ------------

Balance at July 1, 1998                       11,580        122,752      (151,332)       (68,926)       (85,926)

Net loss                                           -              -             -         (5,356)        (5,356)
                                        ------------   ------------  ------------   ------------   ------------

Balance at September 30, 1998           $     11,580   $    122,752  $   (151,332)  $    (74,282)  $    (91,282)
                                        ------------   ------------  ------------   ------------   ------------

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                            From inception of
                                                             the development
                                          Quarter ended    stage, July 1, 1992
                                           September 30,         through
                                               1998         September 30, 1998
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $      (5,356)    $        (74,282)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase (decrease)in accrued expenses        (7,623)               8,040
                                           -------------     ----------------
     NET CASH USED IN
      OPERATING ACTIVITIES                       (12,979)             (66,242)
                                           -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                  -                    -
                                           -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from an officer                        11,700               58,816
  Proceeds from notes payable                         -                 7,500
                                           -------------     ----------------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                        11,700               66,316
                                           -------------     ----------------

      NET INCREASE (DECREASE)IN CASH              (1,279)                  74

CASH AT BEGINNING OF PERIOD                        1,353                   -
                                           -------------     ----------------

CASH AT END OF PERIOD                      $          74     $             74
                                           =============     ================

Supplementary disclosures:
  Interest paid                            $          -      $            660
                                           =============     ================

                         IMMUNOTECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern
------------------------------
ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended September 30, 1998, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter ended September 30, 1998 through the date of the attached independent auditors' report, the Company funded its disbursements by loans from individuals.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is no longer operating, and will attempt to locate a new business (operating company), and after itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

Cash Flows
----------
Cash consists of balances in a demand account at a bank.

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at September 30,1998 total approximately $225,000 and expire between June 30, 2004 and June 30, 2014. Loss carryforwards are limited in accordance with change in ownership rules of the Internal Revenue Code.

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company during the year ending September 30, 1998. The advances are bearing interest at a rate of 10% and have no maturity date. At September 30, 1998, the balance of advances from an officer amounted to $58,816.

                    4. NOTE PAYABLE

At September 30, 1998 the Company had notes payable with minority shareholders for a total of $7,500. These notes bear interest at 10%. One note in the amount of $5,000 matures in August 1999 and another one in the amount of $2,500 has no maturity date.

5. COMMON STOCK

In January 1998, the Company recorded a reverse split on a 1-for-10 basis of its outstanding shares. The total of 11,579,960 outstanding shares of common stock at September 30, 1997 and 1996 is considered to be 1,157,996 at September 30, 1998.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
General
-------

     ImmunoTechnogy Corporation, a Delaware corporation (the "Company") was incorporated on November 30, 1989, in the state of Delaware. The Company's predecessor was LJC Corporation, a Utah corporation, organized on November 8, 1984 ("LJC"). On October 7, 1989, LJC acquired ImmunoTechnology Laboratories, Inc., a Colorado corporation ("ITL"), by means of a stock-for-stock exchange with the shareholder of ITL. As a result of this transaction, ITL became a wholly owned subsidiary of LJC. On October 10, 1989, LJC changed its name to ImmunoTechnology Laboratories, Inc. ("ITL-UT").

     At a special meeting of the shareholders of ITL-UT, the shareholders approved a proposal to redomicile ITL-UT in the state of Delaware, by forming a Delaware corporation and merging ITL-UT into the Delaware corporation, and changing the its name to ImmunoTechnology Corporation. The merger was effective on December 21, 1989. As a result of the merger, ITL-UT no longer exists.

     ITL was formed for the purpose of engaging in the business of operating a medical test related laboratory. The Company's only business has been the operation of ITL, whose operations were discontinued in 1992.

     Since discontinuing the operations of ITL, the Company has been seeking potential business acquisition or opportunities to enter in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

     In November 1997, the directors determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company then began to consider and investigate potential business opportunities. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the

Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     In July, 1998, the Company voluntarily filed a registration statement on Form 10SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

     The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders' approval may not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1998, the Company had assets of $74 and liabilities of $30,040. The Company had a working capital deficit at September 30, 1998 of $(29,966). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

     Although the Company has had only limited expenses, it may have to incur substantial legal and accounting cost to bring it current on its financial and corporate reporting obligations. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. An officer of the Company advanced money to the Company during the year ending September 30, 1998. The advances are bearing interest at a rate of 10% and have no maturity date. The amount of the advance for expenses in the quarter ending September 30, 1998 was $11,700. At September 30, 1998, the total balance of advances from an officer amounted to $58,816.

     Since discontinuing operations in 1992, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities with which to acquire or merge. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds or accrue expenses until such time as a successful business consolidation can be made. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation are being paid by the Company for the time and effort required by
management to run the Company.   The Company does intend to reimburse its
officers and directors for out of pocket cost.

Results of Operations
---------------------

     The Company's has no operations except preliminary investigation of one or more potential business opportunities, none of which have come to fruition.


                   PART II - OTHER INFORMATION

               ITEM 1.  LEGAL PROCEEDINGS

     None.

               ITEM 2.  CHANGES IN SECURITIES

     None.

               ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

               ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        ITEM 5.  OTHER INFORMATION

     None.


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.
        ---------

     No exhibits are included as they are either not required or not applicable.

(b)     Reports on Form 8-K.
        --------------------

  None


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IMMUNOTECHNOLGY CORPORATION
                                      [Registrant]

Dated: January 13, 1999               By/S/John A. Wise, President and
                                      Director