Form 10QSB
period 1998-12-31
IMMUNOTECHNOLOGY CORP
filed 1999-05-12
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 1998

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-24641
                                             -------

                        IMMUNOTECHNOLOGY CORPORATION
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

         Delaware                                          84-1016435
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     1661 Lakeview Circle, Ogden, Utah  84403
              ------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 399-3632
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       1,157,996
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of December 31, 1998

                        PART I -- FINANCIAL INFORMATION

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                    ASSETS          (Unaudited)
                                                    December 31,    June 30,
                                                       1998           1998
                                                    -----------   -----------

CURRENT ASSETS                                      $       696   $     1,353
  Cash                                              -----------   -----------

    TOTAL ASSETS                                    $       696   $     1,353
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                  $    25,855   $    32,663
  Notes payable, note 4                                   7,500         5,000
  Advances from an officer, note 3                       70,166             -
                                                    -----------   -----------

    TOTAL CURRENT LIABILITIES                           103,521        37,663
                                                    -----------   -----------

LONG TERM DEBT
  Note payable, note 4                                        -         2,500
  Advances from an officer, note 3                            -        47,116
                                                    -----------   -----------
    TOTAL LONG TERM DEBT                                      -        49,616
                                                    -----------   -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 1,157,996                   11,580        11,580
Paid in capital                                         122,752       122,752
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage        (85,825)      (68,926)
                                                    -----------   -----------

    TOTAL STOCKHOLDERS' DEFICIT                        (102,825)      (85,926)
                                                    -----------   -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $       696   $     1,353
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                            From Inception of
                                                             the Development
                                 Quarter      Six Months   Stage, July 1, 1992
                                  ended          ended           through
                               Dec 31, 1998   Dec 31, 1998    Dec 31, 1998
                               ------------   ------------   ---------------
REVENUE                        $          -   $          -   $             -

COST OF REVENUE                           -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                            -              -                 -

OPERATING EXPENSES
  Professional fees                   6,766         10,848            52,379
  Taxes and licenses                      -             42             1,380
  Bank fees and service charges          42             42             1,636
  Meals and entertainment                 -              -               300
  Travel                              2,245          2,245            17,836
  Office expense                        675            675             6,638
  Interest expense                    1,815          3,047             5,656
                               ------------   ------------   ---------------

   TOTAL OPERATING EXPENSES    $     11,543   $     16,899   $        85,825
                               ------------   ------------   ---------------
    NET LOSS                   $    (11,543)  $    (16,899)  $       (85,825)
                               ============   ============   ===============

    BASIC LOSS PER COMMON
     SHARE                     $      (0.01)  $      (0.01)
                               ------------   ------------
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             1,157,996      1,157,996
                               ============   ============


The accompanying notes are an integral part of these financial statements

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (Unaudited)


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Net Loss from July 1, 1992
  through June 30, 1998                            -              -             -        (68,926)       (68,926)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 1998                      11,580        122,752      (151,332)       (68,926)       (85,926)

Net loss                                           -              -             -         (5,356)        (5,356)
                                        ------------   ------------  ------------   ------------   ------------

Balance at September 30, 1998                 11,580        122,752      (151,332)       (74,282)       (91,282)


Net loss                                           -              -             -        (11,543)       (11,543)
                                        ------------   ------------  ------------   ------------   ------------

Balance at December 31, 1998            $     11,580   $    122,752  $   (151,332)  $    (85,825)  $   (102,825)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                     of the
                                                                  Development
                                                                     Stage,
                                          Quarter    Six months   July 1, 1992
                                           ended        ended       through
                                        December 31, December 31, December 31,
                                           1998         1998          1998
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (11,543) $   (16,899) $   (85,825)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase (decrease) in accrued
      expenses                                  815       (6,808)       8,855
                                        -----------  -----------  -----------
     NET CASH USED IN
      OPERATING ACTIVITIES                  (10,728)     (23,707)     (76,970)
                                        -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES              -            -            -
                                        -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from an officer                   11,350       23,050       70,166
  Proceeds from notes payable                     -            -        7,500
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   11,350       23,050       77,666
                                        -----------  -----------  -----------

      NET INCREASE (DECREASE) IN CASH           622         (657)         696

CASH AT BEGINNING OF PERIOD                      74        1,353            -
                                        -----------  -----------  -----------
CASH AT END OF PERIOD                   $       696  $       696  $       696
                                        -----------  -----------  -----------

Supplementary disclosures:
  Interest paid                         $     1,000  $     1,000  $     1,660
                                        ===========  ===========  ===========



The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                              DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern
------------------------------
ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended December 31, 1998, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter ended December 31, 1998, the Company funded its disbursements by loans from an officer and other individuals.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is no longer operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

Cash Flows
----------
Cash consists of balances in a demand account at a bank.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of the Company's advances and notes payable approximate fair value.

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at December 31, 1998 total approximately $237,000 and expire between June 30, 2004 and June 30, 2018. Loss carryforwards are limited in accordance with change in ownership rules of the Internal Revenue Code.

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company during the quarter and six months ended December 31, 1998. The advances are bearing interest at a rate of 10% and have no maturity date. At December 31, 1998, the balance of advances from an officer amounted to $70,166 (Note 6).

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1998

4. NOTES PAYABLE

At December 31, 1998, the Company had notes payable with minority shareholders for a total of $7,500. These notes bear interest at 10%. One note in the amount of $5,000 matures in August 1999 and another one in the amount of $2,500 has no maturity date (see Note 6).

5. COMMON STOCK

In January 1998, the Company recorded a reverse split on a 1-for-10 basis of its outstanding shares. The total of 11,579,960 outstanding shares of common stock of common stock was converted to 1,157,996 (See Note 6).

6. SUBSEQUENT EVENT

On March 31, 1999, the Company converted its advances to the officer and notes payable to its minority shareholders into 3,726,331 shares of common stock. The conversion rate is $0.03125 per share.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
General
-------

     The Registrant was incorporated on November 30, 1989, in the state of Delaware. The Registrant's predecessor was LJC Corporation, a Utah corporation, organized on November 8, 1984 ("LJC"). On October 7, 1989, LJC acquired ImmunoTechnology Laboratories, Inc., a Colorado corporation ("ITL"),by means of a stock-for-stock exchange with the shareholder of ITL. As a result of this transaction, ITL became a wholly owned subsidiary of LJC. On October 10, 1989, LJC changed its name to ImmunoTechnology Laboratories, Inc. ("ITL-UT").

     At a special meeting of the shareholders of ITL-UT, the shareholders approved a proposal to redomicile ITL-UT in the state of Delaware, by forming a Delaware corporation and merging ITL-UT into the Delaware corporation, and changing the its name to ImmunoTechnology Corporation. The merger was effective on December 21, 1989. As a result of the merger, ITL-UT no longer exists.

     ITL was formed for the purpose of engaging in the business of operating a medical test related laboratory. The Registrant's only business has been the operation of ITL, whose operations were discontinued in 1992.

     Since discontinuing operations in 1992 the Registrant has had no operations is now seeking potential business acquisition or opportunities to enter in an effort to commence business operations. The Registrant does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Registrant has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Registrant has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Registrant will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Registrant and its shareholders. The Registrant will select any potential business opportunity based on management's business judgment.

     The activities of the Registrant are subject to several significant risks which arise primarily as a result of the fact that the Registrant has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Registrant's shareholders. Because of the Registrant's current status having no assets and no recent operating history, in the event the Registrant does successfully acquire or merge with an operating business opportunity, it is likely that the Registrant's present shareholders will experience substantial dilution and there will be a probable change in control of the Registrant.

     The Registrant has voluntarily filed its registration statement on Form 10SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Registrant. In addition, management believes that this might make the Registrant more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Registrant is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Registrant intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

     Any target acquisition or merger candidate of the Registrant will become subject to the same reporting requirements as the Registrant upon consummation of any such business combination. Thus, in the event that the Registrant successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

Sources of Business Opportunities
---------------------------------

     The Registrant intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Registrant's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Registrant will most likely have to rely on outside sources, not otherwise associated with the Registrant, that will accept their compensation only after the Registrant has finalized a successful acquisition or merger. To date, the Registrant has not engaged nor entered into any discussions, negotiations, agreements nor understandings regarding retention of any consultant to assist the Registrant in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

     The Registrant does not intend to restrict its search to any specific kind of industry or business. The Registrant may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Registrant may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Registrant could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

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

Liquidity and Capital Resources
-------------------------------

     Although the Company has had only limited expenses, it may have to incur additional legal and accounting costs to remain current on its financial and corporate reporting obligations. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements.

     At December 31, 1998, the Company had assets consisting of $696 cash and current liabilities of $103,521, for a working capital deficit of $(102,825). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

     An officer of the Company advanced money to the Company during the year ending December 31, 1998. The advances are bearing interest at a rate of 10% and have no maturity date. At December 31, 1998, the total balance of advances from an officer amounted to $70,166.

    An officers of the Company is providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation are being paid by the Company for the time and effort required by
management to run the Company.   The Company does intend to reimburse its
officers and directors for out of pocket cost.

Results of Operations
---------------------

     Since discontinuing operations in 1992, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. For the six month period ended December 31, 1998, the Company has incurred $16,866 in general and administrative expenses. From inception as a development stage company (July 1, 1992) the Company has an accumulated net loss of $(85,825).

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

                                      IMMUNOTECHNOLOGY CORPORATION
                                      [Registrant]

Dated: May 12, 1999                   By/S/John A. Wise, President and
                                       Director