Form 10QSB
period 1999-03-31
IMMUNOTECHNOLOGY CORP
filed 1999-05-12
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 1999

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

(1)  Yes X    No     (2)  Yes X    No

        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       4,884,327
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 1999

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                    ASSETS          (Unaudited)
                                                      March 31,     June 30,
                                                        1999          1998
                                                    -----------   -----------

CURRENT ASSETS                                      $    20,568   $     1,353
  Cash                                              -----------   -----------

    TOTAL ASSETS                                    $    20,568   $     1,353
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                  $    21,252   $    32,663
  Notes payable                                               -         5,000
                                                    -----------   -----------

    TOTAL CURRENT LIABILITIES                            21,252        37,663
                                                    -----------   -----------

LONG TERM DEBT
  Note payable                                                -         2,500
  Advances from an officer                                    -        47,116
                                                    -----------   -----------
    TOTAL LONG TERM DEBT                                      -        49,616
                                                    -----------   -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 4,884,327 at March 31,
     1999 and 1,157,996 at June 30, 1998                 11,617        11,580
Paid in capital                                         239,163       122,752
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (100,132)      (68,926)
                                                    -----------   -----------

    TOTAL STOCKHOLDERS' DEFICIT                            (684)      (85,926)
                                                    -----------   -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $    20,568   $     1,353
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                            From Inception of
                                                             the Development
                                 Quarter     Nine Months   Stage, July 1, 1992
                                  ended          ended           through
                               Mar 31, 1999   Mar 31, 1999    Mar 31, 1999
                               ------------   ------------   ---------------
REVENUE                        $          -   $          -   $             -

COST OF REVENUE                           -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                            -              -                 -

OPERATING EXPENSES
  Professional fees                   8,077         18,925            60,456
  Taxes and licenses                      -             42             1,380
  Bank fees and service charges          41             83             1,677
  Meals and entertainment                 -              -               300
  Travel                              3,772          6,017            21,608
  Office expense                        313            988             6,951
  Interest expense                    2,104          5,151             7,760
                               ------------   ------------   ---------------

   TOTAL OPERATING EXPENSES    $     14,307   $     31,206   $       100,132
                               ------------   ------------   ---------------
    NET LOSS                   $    (14,307)  $    (31,206)  $      (100,132)
                               ============   ============   ===============

    BASIC LOSS PER COMMON
     SHARE                     $      (0.01)  $      (0.03)
                               ------------   ------------
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             1,157,996      1,157,996
                               ============   ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Net Loss from July 1, 1992
  through June 30, 1998                            -              -             -        (68,926)       (68,926)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 1998                      11,580        122,752      (151,332)       (68,926)       (85,926)

Net loss                                           -              -             -        (16,899)       (16,899)
                                        ------------   ------------  ------------   ------------   ------------

Balance at December 31, 1998                  11,580        122,752      (151,332)       (85,825)      (102,825)


Net loss                                           -              -             -        (14,307)       (14,307)

Issuance of common stock upon
 conversion of debt, note 5                       37        116,411             -              -        116,448
                                        ------------   ------------  ------------   ------------   ------------

Balance at March 31, 1999               $     11,617   $    239,163  $   (151,332)  $   (100,132)  $       (684)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                     of the
                                                                  Development
                                                                     Stage,
                                          Quarter   Nine months   July 1, 1992
                                           ended        ended       through
                                          March 31,    March 31,   March 31,
                                           1999         1999          1999
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (14,307) $   (31,206) $ (100,132)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase (decrease) in accrued
      expenses                                2,104       (4,704)      10,959
                                        -----------  -----------  -----------
     NET CASH USED IN
      OPERATING ACTIVITIES                  (12,203)     (35,910)     (89,173)
                                        -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES              -            -            -
                                        -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from an officer                   32,075       55,125      102,241
  Proceeds from notes payable                     -            -        7,500
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   32,075       55,125      109,741
                                        -----------  -----------  -----------

      NET INCREASE (DECREASE) IN CASH        19,872       19,215       20,568

CASH AT BEGINNING OF PERIOD                     696        1,353            -
                                        -----------  -----------  -----------
CASH AT END OF PERIOD                   $    20,568  $    20,568  $    20,568
                                        -----------  -----------  -----------

Supplementary disclosures:
  Interest paid                         $         -  $     1,000  $     1,660
                                        ===========  ===========  ===========

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                                March 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern
------------------------------
ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended March 31, 1999, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter ended March 31, 1999, the Company funded its disbursements by loans from an officer and other individuals.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at March 31, 1999 total approximately $251,000 and expire between June 30, 2004 and June 30, 2019. Loss carryforwards are limited in accordance with change in ownership rules of the Internal Revenue Code.

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company during the quarter and nine months ended March 31, 1999. The advances are bearing interest at a rate of 10%. At March 31, 1999, these advances and related accrued interest were converted into shares of common stock (see Note 5).

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                                March 31, 1998

4. NOTES PAYABLE

The Company had notes payable with minority shareholders for a total of $7,500. These notes bear interest at 10%. At March 31, 1999, these notes payable and related accrued interest were converted into shares of common stock (see Note 5).

5. COMMON STOCK

In January 1998, the Company recorded a reverse split on a 1-for-10 basis of its outstanding shares. The total of 11,579,960 outstanding shares of common stock of common stock was converted to 1,157,996.

At March 31, 1999, the Company converted its advances to the officer, notes payable to minority shareholders and related accrued interest of $116,448 into 3,726,331 shares of common stock or $0.03125 per share. The issuance of common stock did not affect the calculation of weighted average number of shares as it occurred at the closing of the last day of the quarter ended March 31, 1999.

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

     At March 31, 1999, the Company had assets consisting of $20,568 cash and current liabilities of $21,252, for a working capital deficit of $(684). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

     An officer of the Company has advanced money to the Company during the nine-month period ending March 31, 1999. The advances bear interest at a rate of 10% and have no maturity date. At March 31, 1999, the Company converted its advances from officers and minority shareholders and related accrued interest of $116,448 into 3,726,331 shares of common stock of the Company at a conversion rate of $0.03125 per share.

    An officer of the Company is providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation are being paid by the Company for the time and effort required by
management to run the Company.   The Company does intend to reimburse its
officers and directors for out of pocket cost.

Results of Operations
---------------------

     Since discontinuing operations in 1992, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. For the nine month period ended March 31, 1999, the Company has incurred $31,206 in general and administrative expenses. From inception as a development stage company (July 1, 1992)the Company has an accumulated net loss of $(100,132).

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