Form 10KSB
period 1999-06-30
IMMUNOTECHNOLOGY CORP
filed 1999-10-13
CIK 789097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 1999
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

                   Commission File Number          0-24641
                                                   -------
                         IMMUNOTECHNOLOGY CORPORATION
                         ----------------------------
              (Exact name of registrant as specified in charter)

           Delaware                               84-1016435
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1661 Lakeview Circle, Ogden, Utah                           84403
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801)  399-3632
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.00001
--------------------------------
(Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year:  $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average bid and asked prices of the common stock at October 11, 1999, of $1.00 share, the market value of shares held by nonaffiliates would be $1,050,382.

  As of June 30, 1999, the Registrant had 4,884,327 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I.
                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------

(a)  Initial Business Activities
     ---------------------------

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

(b)  Current Business Activities
     ----------------------------

     Since discontinuing the operations of ITL, the Registrant has been seeking potential business acquisition or opportunities to enter in an effort to commence business operations. The Registrant does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Registrant has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

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

     The activities of the Registrant are subject to several significant risks which arise primarily as a result of the fact that the Registrant has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Registrant's shareholders. The risks faced by the Registrant are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

     In August 1999, the Company entered into a letter of intent with Vitrex Corporation ("Vitrex"), Ogden, Utah (the "Letter of Intent") relating to the acquisition of Vitrex by the Company through a share exchange. The Letter of Intent has been approved by the board of directors and is subject to entering into a definitive acquisition agreement which will then be submitted to the Company's shareholders for approval. Once the definitive acquisition agreement has been executed by the parties the Company will submit an information relating to the calling of a special meeting of shareholders for the purpose of ratify the terms of the acquisition agreement and electing new directors consisting of the nominees of Vitrex.

     The following discussion regarding the proposed terms of the acquisition agreement is subject to, and qualified in its entirety by, the detailed provisions of the definitive acquisition agreement, which will be attached as an exhibit to the notice of special meeting of shareholders and related information statement to be mailed to shareholders of record of the Company pending final review by the Securities and Exchange Commission.

     The proposed acquisition agreement provides that the all of the issued and outstanding shares of Vitrex common stock held by the Vitrex shareholders will be exchanged for 9,011,696 shares of the Company's Common Stock pro rata based on the Vitrex shareholders' percentage ownership of the Vitrex common stock.

     In connection with the proposed acquisition the Company intends to effect a 1-for-6 reverse stock split (the "Reverse Split") of the Company's common stock, so that shareholders of the Company prior to such Reverse Split will receive 1 share of the Company's Common Stock for each six shares of common stock held on the record date for the Reverse Split.

     In addition, the name of the Company would be changed to "Vitrex Corporation".

     Vitrex is a information technology (IT) outsourcing company, providing full IT outsourcing services, internet services, consulting services, network services, training services, and software development services to businesses with complex IT operations. Additional information regarding Vitrex is available at http://www.vitrex.com

Competition
-----------

     Until such time as the Company completes the proposed acquisition of Vitrex, the Company will be unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company is in direct competition with these other public companies in its search for business opportunities.

Employees
---------

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------

     The Company is currently using as its principal place of business the personal residence of its Vice President and Director located in Ogden, Utah. Although the Company has no written agreement and pays no rent for the use of this facility. The Company believes that Vitrex has adequate existing facilities and upon completion of the proposed acquisition the Company's principal offices will be transferred to Vitrex's existing facilities.


                      ITEM 2. DESCRIPTION OF PROPERTIES

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1999.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The table on the following page sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended June 30, 1999
-------------------------------
First Quarter                                 $  0.50       $ 0.25
Second Quarter                                $  0.50       $ 0.25
Third Quarter                                 $  0.50       $ 0.0325
Fourth Quarters                               $  0.50       $ 0.0325

Fiscal Year Ended June 30, 1998
-------------------------------
First, Second, Third and Fourth Quarter         N/A           N/A


Fiscal Year Ended June 30, 1997
-------------------------------
First, Second, Third and Fourth Quarter         N/A           N/A

     At October 11, 1999, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $1.25 and $0.75, respectively.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1999, the Company had approximately 325 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

     This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a minimum number of computer programs in its operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Results of Operations
---------------------

     The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1992. The Company's costs and expenses associated with the preparation and filing of this filing and other operations of the Company have been paid for by shareholders of the Company, specifically Mark A. Scharmann (see Item 11, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future until the completion of the proposed acquisition of Vitrex. However, unless the Company is able to complete the acquisition of Vitrex or obtain outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

     Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company's directors may receive compensation for services provided to the Company until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

     In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. It is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.


                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                             PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of June 30, 1999, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name            Age   Position                    Director or Officer Since
   ----            ---   --------                    -------------------------
John A. Wise       59    President and Director      October 1989
Mark A. Scharmann  40    Vice President and Director February 1997
David Knudson      39    Secretary/Treasurer and
                         Director                    February 1997
Gerald M Haase     52    Director                    November 1989

      The term of office of each director is one year and until his successor is elected at the Registrant's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information

     Set forth below is certain biographical information with respect to each of the Registrant's officers and directors.

     John A. Wise has been director of the Company since October 1989. Since 1991, Mr. Wise has been the Vice-President of Research and Development at Natural Alternatives International, Inc. [NASDAQ: NAII], San Marcos, California, a biotechnology company that formulates and produces vitamins and related nutritional supplements.

     Mark A. Scharmann has been vice-president and a director of the Company since February 1997. Since 1979, Mr. Scharmann has been the principal owner of Troika Capital, Inc., Ogden, Utah, a financial consulting company.

     David Knudson has been the secretary/treasurer of the Company since February 1997. From September 1994 to June 1996, Mr. Knudson was an adjunct professor of Computer Information Systems at Weber State University, Ogden, Utah. Since 1985, Mr. Knudson has been the principal of Twelve O Eight, a business and computer consulting company, located in Layton, Utah.

     Gerald M. Haase 52 has been a director of the Company since November 1989. Since 1979, Gerald M. Haase, has been a surgeon at Denver Pediatric Surgeons, P.C., Denver, Colorado.

     The term of office of each director is one year and until his successor is elected and qualified at the Company's annual meeting, subject to removal by the Shareholders. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. The Company will reimburse Directors for their expenses associated with attending Directors' meetings. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors' meetings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1999, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
John A. Wise, Pres. 1999 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 and Chairman       1998     -0-    -0-       -0-         -0-      -0-     -0-       -0-
                    1997     -0-    -0-       -0-         -0-      -0-     -0-       -0-

Employment Agreements and Benefits

     None.

Compensation of Directors

     None.

Termination of Employment and Change of Control Arrangement

     None.

Options/SAR Grants in Last Fiscal Year

     None.

Bonuses and Deferred Compensation

     None.

Compensation Pursuant to Plans

     None.

Pension Table

     Not Applicable.

Other Compensation

     None.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 30, 1999, the name and the number of shares of the Company's Common Stock, par value $0.00001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 4,884,327 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------
Common     Mark A. Ledoux             138,832      Direct               2.84
           1185 Linda Vista Drive     143,592      Indirect (1)         2.94
           San Marcos, CA  92069

Common     Mark A. Scharmann        3,478,015      Direct              71.21
           1661 Lakeview Circle        86,850      Indirect (2)         1.78
           Ogden, UT  84403

Officers, Directors and Nominees

Common     John A. Wise, President
            and Director              189,541      Direct               3.88

Common     Mark A. Scharmann, Vice
            President and Director            -------See Above-------

Common     David Knudson, Secretary/
            Treasurer and Director      2,000      Direct               0.04

Common     Gerald M Haase, Director    77,539      Direct               1.59

All Officers, Directors, and
 Nominees as a Group (4 Persons)    3,747,095      Direct              76.72
                                       86,850      Indirect             1.78
                                    ---------                          -----
                                    3,833,945      Total Beneficial    78.50
                                    =========                          =====

--------------------------------
(1) Shares beneficially held of record by Natural Alternatives, of which Mr. Ledoux is the controlling principal.

(2) Shares beneficially held of record by Troika Capital Investment, of which Mr. Scharmann is the principal owner and shareholder.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mark A. Scharmann, an officer and director of the Company has advanced money to the Company during the year ended June 30, 1999. The advances bear interest at a rate of 10% per annum and have no maturity date. At March 31, 1999, the Company converted its advances from the officer and a note payable to a minority shareholders and related accrued interest of $116,448 into 3,726,331 shares of common stock or $0.03125 per share.

     On April 2, 1999, the Company loaned Mr. Scharmann $10,000. The advance is evidenced by a demand note and bears interest at the rate of 10% per annum. At June 30, 1999, the advance to the officer had been reduced to $3,696.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Rose, Snyder & Jacobs                      13
Balance Sheet as of June 30, 1999                                          14
Statements of Operations for the years ended June 30, 1999
 and 1998 and from inception of the development stage, July 1, 1992
 through June 30, 1999                                                     15
Statements of Stockholders' Equity for the years ended June 30, 1999
 and 1998                                                                  16
Statements of Cash Flows for the years ended June 30, 1999
 and 1998 and from inception of the development stage, July 1, 1992
 through June 30, 1999                                                     17
Notes to Financial Statements                                              18

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
 10       10.01     Letter of Intent with Vitrex Corporation  This Filing
 27       27        Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K.

     There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        IMMUNOTECHNOLOGY CORPORATION


Date: October 12, 1999                By /S/ John A. Wise,
                                         President and Chairman

Date: October 12, 1999                By /S/ Mark A. Scharmann,
                                         Vice-President and Director

Date: October 12, 1999                By /S/ David Knudson
                                         Secretary/Treasurer and Director

                        INDEPENDENT AUDITORS' REPORT

To the Stockholders of
ImmunoTechnology Corporation
Ogden, Utah

     We have audited the accompanying balance sheet of ImmunoTechnology Corporation (a Delaware Corporation in the Development Stage), as of June 30, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1999 and 1998 and the period from inception of the development stage (July 1, 1992) through June 30, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoTechnology Corporation (a Development Stage Company) as of June 30, 1999, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 and the period from the inception of the development stage (July 1, 1992) through June 30, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate revenue and has a new capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

August 30, 1999

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 1999

                                    ASSETS
                                                       1999
                                                    -----------

CURRENT ASSETS
  Cash                                              $       991
  Advance to officer                                      3,696
                                                    -----------
    TOTAL ASSETS                                    $     4,687
                                                    -----------

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                  $    24,506
                                                    -----------
    TOTAL CURRENT LIABILITIES                            24,506
                                                    -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, par value $.00001 per share
  Authorized - 5,000,000 shares
  Issued - none
  Common stock, par value
  $.00001 per share
  Authorized - 50,000,000 shares
  Outstanding - 4,884,327                                11,617
Paid in capital                                         239,163
 Accumulated deficit prior to the development stage    (151,332)
 Accumulated deficit during the development stage      (119,267)
                                                    -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (19,819)
                                                    -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $     4,687
                                                    ===========

      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                                            From inception of
                                                             the development
                                                           stage, July 1, 1992
                                                                 through
                                   1999           1998        June 30, 1999
                               ------------   ------------   ---------------
REVENUE                        $          -   $          -   $             -

COST OF REVENUE                           -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                            -              -                 -

OPERATING EXPENSES
  Professional fees                  32,802         27,828            74,333
  Taxes and licenses                    144             50             1,482
  Bank fees and service charges         125          1,524             1,719
  Meals and entertainment                 -            300               300
  Travel                             10,827         15,591            26,418
  Office expense                      1,488          5,963             7,451
  Interest expense, net               4,955          2,609             7,564
                               ------------   ------------   ---------------

   TOTAL OPERATING EXPENSES    $     50,341   $     53,865   $       119,267
                               ------------   ------------   ---------------
    NET LOSS                   $    (50,341)  $    (53,865)  $      (119,267)
                               ============   ============   ===============

    BASIC LOSS PER COMMON SHARE$       (.02)  $       (.05)
                               ============   ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             2,087,026      1,157,996
                               ============   ============


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Activity July 1, 1992
  through June 30, 1997                            -              -             -        (15,061)       (15,061)
                                        ------------   ------------  ------------   ------------   ------------

Balance at July 1, 1997                       11,580        122,752      (151,332)       (15,061)       (32,061)

Net loss                                           -              -             -        (53,865)       (53,865)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 1998                      11,580        122,752      (151,332)       (68,926)       (85,926)

Issuance of common stock upon
 conversion of debt, note 5                       37        116,411             -              -        116,448


Net loss                                           -              -             -        (50,341)       (50,341)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 1999                $     11,617   $    239,163  $   (151,332)  $   (119,267)  $    (19,819)
                                        ============   ============  ============   ============   ============


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                                From Inception
                                                                    of the
                                                                 Development
                                                                Stage, July 1
                                                                 1992 through
                                           1999         1998    June 30, 1999
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (50,341) $   (53,865)    (119,267)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase (decrease) in accrued
     expenses                                (1,450)       9,147       14,213
                                        -----------  -----------  -----------
NET CASH USED IN OPERATING ACTIVITIES       (51,791)     (44,718)    (105,054)
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                     (10,000)           -      (10,000)
  Repayment of advance to an officer          6,304            -        6,304
                                        -----------  -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES        (3,696)           -       (3,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from officer                      55,125       40,566      102,241
  Proceeds from notes payable                     -        5,000        7,500
                                        -----------  -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                  55,125       45,566      109,741
                                        -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH                (362)         848          991

CASH AT BEGINNING OF YEAR                     1,353          505            -
                                        -----------  -----------  -----------
CASH AT END OF YEAR                     $       991  $     1,353  $       991
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid in cash                 $     1,000  $       660  $     1,660
                                        ===========  ===========  ===========


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern
------------------------------
ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended June 30, 1999, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended June 30, 1999, the Company funded its disbursements by loans from an officer and other individuals.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is no longer operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering (see note 7).

Cash Flows
----------
Cash consists of balances in a demand account at a bank.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
The carrying amount of the Company's advances approximate fair value.

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at June 30,1999 total approximately $270,000 and expire between June 30, 2004 and June 30, 2014. Loss carryforwards are limited in accordance with the rules of change in ownership.

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company during the year ending June 30, 1999. The advances are bearing interest at a rate of 10%. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 5).

                   See Independent Auditors' Report

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999

3. RELATED PARTY TRANSACTIONS (Continued)

On April 2, 1999, the Company loaned an officer of the Company $10,000. This advance is interest bearing at 10%. The balance of this advance at June 30, 1999 is $3,696.

4. NOTES PAYABLE

The Company had notes payable with minority shareholders for a total of $7,500. These notes were bearing interest at 10%. At March 31, 1999 these notes payable and related accrued interest were converted into shares of common stock (see Note 5).

5. COMMON STOCK

In January 1998, the Company recorded a reverse split on a 1-for-10 basis of its outstanding shares. The total of 11,579,960 outstanding shares of common stock was converted to 1,157,996.

On March 31, 1999, the Company converted its advances from the officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock at $0.03125 per share.

6. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $15,000.

7.  SUBSEQUENT EVENT

On August 9, 1999, Vitrex Corporation approved a letter of intent with ImmunoTechnology Corporation, which provides for a merger transaction between Vitrex and the Company. Upon completion of the proposed merger transaction, the Company will change its name to Vitrex Corporation.

Under the proposed terms of the merger transaction, the Company would acquire all of the issued and outstanding shares of capital stock of Vitrex Corporation in exchange for 9,011,696 shares of the Company's common stock, calculated after a 1 for 6 reverse stock split. This split would result in the existing shareholders owning 814,054 shares before the merger.

                      See independent auditors' report.