Form 10QSB
period 1999-09-30
IMMUNOTECHNOLOGY CORP
filed 1999-11-18
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1999

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       4,884,327
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 1999

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                    ASSETS          (Unaudited)
                                                    September 30,   June 30,
                                                        1999          1999
                                                    -----------   -----------

CURRENT ASSETS
 Cash                                               $     1,034   $       991
 Advance to officer                                        -            3,696
                                                    -----------   -----------
    TOTAL ASSETS                                    $     1,034   $     4,687
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                  $    24,531   $    24,506
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            24,531        24,506
                                                    -----------   -----------

LONG TERM DEBT
  Advance from an officer                                 3,287          -
                                                    -----------   -----------
    TOTAL LONG TERM DEBT                                  3,287          -
                                                    -----------   -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 4,884,327 at March 31,
     1999 and 1,157,996 at June 30, 1998                 11,617        11,617
Paid in capital                                         239,163       239,163
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (126,232)     (119,267)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (26,784)      (19,819)
                                                    -----------   -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $     1,034   $     4,687
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                            From Inception of
                                                             the Development
                                      Quarter Ended        Stage, July 1, 1992
                                      September 30,              through
                                    1999           1998      Sept. 30, 1999
                               ------------   ------------   ---------------
REVENUE                        $          -   $          -   $             -

COST OF REVENUE                           -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                            -              -                 -

OPERATING EXPENSES
  Professional fees                   4,740          4,082            79,073
  Taxes and licenses                      -             42             1,482
  Bank fees and service charges          62              -             1,781
  Meals and entertainment                 -              -               300
  Travel                              2,000              -            28,418
  Office expense                        155              -             7,606
  Interest expense                        8          1,232             7,572
                               ------------   ------------   ---------------

   TOTAL OPERATING EXPENSES    $      6,965   $      5,356   $       126,232
                               ------------   ------------   ---------------
    NET LOSS                   $     (6,965)  $     (5,356)  $      (126,232)
                               ============   ============   ===============

    BASIC LOSS PER COMMON
     SHARE                     $      (0.00)  $      (0.00)
                               ------------   ------------
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             4,884,327      1,157,996
                               ============   ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Net Loss from July 1, 1992
  through June 30, 1998                            -              -             -        (68,926)       (68,926)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 1998                      11,580        122,752      (151,332)       (68,926)       (85,926)

Net loss                                           -              -             -         (5,356)        (5,356)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1998                 11,580        122,752      (151,332)       (74,282)       (91,282)





Issuance of common stock upon
 conversion of debt, note 5                       37        116,411             -              -        116,448

Net loss                                           -              -             -        (44,985)       (44,985)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 1999                      11,617        239,163      (151,332)      (119,267)       (19,819)

Net loss                                           -              -             -         (6,965)        (6,965)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1999           $     11,617   $    239,163  $   (151,332)  $   (126,232)  $    (26,784)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                     of the
                                                                  Development
                                                                     Stage,
                                          Quarter      Quarter    July 1, 1992
                                           ended        ended       through
                                         Sept. 30,    Sept. 30,    Sept. 30,
                                           1999         1998          1999
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $    (6,965) $    (5,356) $ (126,232)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase (decrease) in accrued
      expenses                                   25       (7,623)      14,238
                                        -----------  -----------  -----------
     NET CASH USED IN
      OPERATING ACTIVITIES                   (6,940)     (12,979)    (111,994)
                                        -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                           -            -      (10,000)
  Repayment of advance to an officer          3,696            -       10,000
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      INVESTING ACTIVITIES                    3,696            -            -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from an officer                    3,287       11,700      105,528
  Proceeds from notes payable                     -            -        7,500
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                    3,287       11,700      113,028
                                        -----------  -----------  -----------
      NET INCREASE (DECREASE) IN CASH            43       (1,279)       1,034

CASH AT BEGINNING OF PERIOD                     991        1,353            -
                                        -----------  -----------  -----------
CASH AT END OF PERIOD                   $     1,034  $        74  $     1,034
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid                         $         8  $         -  $     1,668
                                        ===========  ===========  ===========

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             SEPTEMBER 30, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern
------------------------------
ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended September 30, 1999, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter ended September 30, 1999, the Company funded its disbursements by loans from an officer and other individuals.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at September 30, 1999 total approximately $277,602 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with change in ownership rules of the Internal Revenue Code.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             SEPTEMBER 30, 1999

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 5). During the quarter ended September 30, 1999, the officer repaid $3,696 that the Company had lent to him, and advanced an additional $3,287 to the Company. All advances bear interest at a rate of 10% and are due on demand.

4. NOTES PAYABLE

At September 30, 1998, the Company had notes payable with minority shareholders for a total of $7,500. These notes bear interest at 10%. At March 31, 1999, these notes payable and related accrued interest were converted into shares of common stock (see Note 5).

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

6. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should the balance accrue interest, the liability could increase by approximately $15,000.

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

     None.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Other than the attached financial data schedule, no additional exhibits are included as they are either not required or not applicable.

(b)     Reports on Form 8-K.
        --------------------

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IMMUNOTECHNOLOGY CORPORATION
                                      [Registrant]

Dated: November 18, 1999              By/S/ David K. Knudson [Principal
                                      Accounting Officer]