Form 10QSB
period 1999-12-31
IMMUNOTECHNOLOGY CORP
filed 2000-03-07
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 1999

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       4,884,327
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of December 31, 1999

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                    ASSETS          (Unaudited)
                                                    December 31,    June 30,
                                                       1999           1999
                                                    -----------   -----------

CURRENT ASSETS
  Cash                                              $       337   $       991
  Advance to officer                                       -            3,696
                                                    -----------   -----------
    TOTAL ASSETS                                    $       337   $     4,687
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                  $    24,656   $    24,506
  Advances from an officer, note 3                        6,287          -
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            30,943        24,506
                                                    -----------   -----------

COMMITMENTS AND CONTINGENCIES, note 5


STOCKHOLDERS' DEFICIT
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 4,884,327                   11,617        11,617
Paid in capital                                         239,163       239,163
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (130,054)     (119,267)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (30,606)      (19,819)
                                                    -----------   -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $       337   $     4,687
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                                       From Inception of
                                                                                       the Development
                               Three Months  Six Months    Three Months  Six Months    Stage, July 1, 1992
                                  ended         ended         ended         ended      through
                               Dec 31, 1999  Dec 31, 1999  Dec 31, 1998  Dec 31, 1998  December 31, 1999
                               ------------  ------------  ------------  ------------  --------------
REVENUE                        $          -  $          -  $          -  $          -  $            -

COST OF REVENUE                           -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------

  GROSS PROFIT                            -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------
OPERATING EXPENSES
  Professional fees                   3,530         8,270         6,766        10,848          82,603
  Taxes and licenses                      -             -             -            42           1,482
  Bank fees and service charges          42           104            42            42           1,823
  Meals and entertainment                 -             -             -             -             300
  Travel                                  -         2,000         2,245         2,245          28,418
  Office expense                        125           280           675           675           7,731
  Interest expense                      125           133         1,815         3,047           7,697
                               ------------  ------------  ------------  ------------  --------------
   TOTAL OPERATING EXPENSES    $      3,822  $     10,787  $     11,543        16,899         130,054
                               ------------  ------------  ------------  ------------  --------------
    NET LOSS                   $     (3,822) $    (10,787) $    (11,543) $    (16,899) $     (130,054)
                               ============  ============  ============  ============  ==============
    BASIC LOSS PER COMMON
     SHARE                     $      (0.00) $      (0.00) $      (0.01) $      (0.01)
                               ============  ============  ============  ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             4,884,327     4,884,327     1,157,996     1,157,996
                               ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (Unaudited)


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Net Loss from July 1, 1992
  through June 30, 1998                            -              -             -        (68,926)       (68,926)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 1998                      11,580        122,752      (151,332)       (68,926)       (85,926)

Net loss                                           -              -             -         (5,356)        (5,356)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1998                 11,580        122,752      (151,332)       (74,282)       (91,282)

Net loss                                           -              -             -        (11,543)       (11,543)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1998            $     11,580   $    122,752  $   (151,332)  $    (85,825)  $   (102,825)
                                        ------------   ------------  ------------   ------------   ------------
Issuance of common stock upon
  conversion of debt, note 4                      37        116,411             -              -        116,448

Net Loss                                           -              -             -        (33,442)       (33,442)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 1999                      11,617        239,163      (151,332)      (119,267)       (19,819)

Net Loss                                           -              -             -         (6,965)        (6,965)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1999                 11,617        239,163      (151,332)      (126,232)       (26,784)
                                        ------------   ------------  ------------   ------------   ------------
Net Loss                                           -              -             -         (3,822)        (3,822)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 19999           $     11,617   $    239,163  $   (151,332)  $   (130,054)  $    (30,606)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       From Inception of
                                                                                       the Development
                               Three Months  Six Months    Three Months  Six Months    Stage, July 1, 1992
                                  ended         ended         ended         ended      through
                               Dec 31, 1999  Dec 31, 1999  Dec 31, 1998  Dec 31, 1998  December 31, 1999
                               ------------  ------------  ------------  ------------  --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                     $     (3,822) $    (10,787) $    (11,543) $    (16,899) $     (130,054)
  Adjustment to reconcile net
  loss to net cash used in
  operating activities
    Increase (decrease) in
    accrued expenses                    125           150           815        (6,808)         14,363
                               ------------  ------------  ------------  ------------  --------------
     NET CASH USED IN
      OPERATING ACTIVITIES           (3,697)      (10,637)      (10,728)      (23,707)       (115,691)
                               ------------  ------------  ------------  ------------  --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                               -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Advances from an officer            3,000         9,983        11,350        23,050         108,528
  Proceeds from notes payable             -             -             -             -           7,500
                               ------------  ------------  ------------  ------------  --------------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES            3,000         9,983        11,350        23,050         116,028
                               ------------  ------------  ------------  ------------  --------------
     NET INCREASE (DECREASE)
      IN CASH                          (697)         (654)          622          (657)            337

CASH AT BEGINNING OF PERIOD           1,034           991            74         1,353            -
                               ------------  ------------  ------------  ------------  --------------
CASH AT END OF PERIOD          $        337  $        337  $        696  $        696  $          337
                               ============  ============  ============  ============  ==============

Supplementary disclosures:
  Interest paid                $          -  $          8  $      1,000  $      1,000  $        1,668
                               ============  ============  ============  ============  ==============


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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended December 31, 1999, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the six months ended December 31, 1999, the Company funded its disbursements by loans from an officer.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at December 31, 1999 total approximately $281,404 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with rules of change in ownership.

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 4). During the quarter ended September 30, 1999, the officer repaid $3,696 that the Company had loaned to him, and advanced $3,287 to the Company. During the quarter ended December 31, 1999, the officer advanced an additional $3,000 to the Company. All advances bear interest at a rate of 10% and are due on demand.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

4. COMMON STOCK

On March 31, 1999, the Company converted its advances from the officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock or $0.03125 per share.

5. COMMITMENTS AND CONTINGENCIES

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

The Registrant has voluntarily filed its registration statement on Form
10SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Registrant. In addition, management believes that this might make the Registrant more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Registrant is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Registrant intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

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

At December 31, 1999, the Company had assets of $337 in cash and liabilities of $30,943. The Company had a working capital deficit at December 31, 1999 of $(30,606). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

An officer of the Company has advanced money to the Company for time to time and such advances are bearing interest at a rate of 10% and have no maturity date. The amount of the advance for expenses in the six month period ending December 31, 1999 has been $6,287.

The president of the Company is providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation are being paid by the Company for the time and effort required by management
to run the Company.   The Company does intend to reimburse its officers and
directors for out of pocket cost.

Results of Operations
---------------------
Since discontinuing operations in 1992, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. For the three and six month periods ended December 31, 1998, the Company has incurred $3,530
and $8,270, respectively, in general and administrative expenses.   The
Company incurred an accumulated deficit of $(151,332) prior to July 1, 1992 (inception of the development stage) and has an accumulated deficit of $(30,606)after inception of the development stage.

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

(b)     Reports on Form 8-K.
        --------------------

     None.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IMMUNOTECHNOLOGY CORPORATION
                                      [Registrant]

Dated: March 6, 2000                  By/S/John A. Wise, President and
                                       Director