Form 10QSB
period 2000-03-31
IMMUNOTECHNOLOGY CORP
filed 2000-05-15
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2000

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       4,884,327
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2000

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                    ASSETS          (Unaudited)
                                                     March 31,      June 30,
                                                       2000           1999
                                                    -----------   -----------

CURRENT ASSETS
  Cash                                              $       663   $       991
  Advance to officer                                       -            3,696
                                                    -----------   -----------
    TOTAL ASSETS                                    $       663   $     4,687
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                  $    25,011   $    24,506
  Advances from an officer                               28,287          -
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            53,298        24,506
                                                    -----------   -----------

COMMITMENTS AND CONTINGENCIES, note 5


STOCKHOLDERS' DEFICIT
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 4,884,327                   11,617        11,617
Paid in capital                                         239,163       239,163
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (152,083)     (119,267)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (52,635)      (19,819)
                                                    -----------   -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $       663   $     4,687
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                                       From Inception of
                                                                                       the Development
                               Three Months  Nine Months   Three Months  Nine Months   Stage, July 1, 1992
                                  ended         ended         ended         ended      through
                               Mar 31, 2000  Mar 31, 2000  Mar 31, 1999  Mar 31, 1999  March 31, 2000
                               ------------  ------------  ------------  ------------  --------------
REVENUE                        $          -  $          -  $          -  $          -  $            -

COST OF REVENUE                           -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------

  GROSS PROFIT                            -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------
OPERATING EXPENSES
  Professional fees                  10,026        18,296         8,077        18,925          92,629
  Taxes and licenses                      -             -             -            42           1,482
  Bank fees and service charges         144           248            41            83           1,927
  Meals and entertainment                 -             -             -             -             300
  Travel                             11,404        13,404         3,772         6,017          39,822
  Office expense                          -           280           313           988           7,731
  Interest expense                      455           588         2,104         5,151           8,152
                               ------------  ------------  ------------  ------------  --------------
   TOTAL OPERATING EXPENSES    $     22,029  $     32,816  $     14,307        31,206         152,083
                               ------------  ------------  ------------  ------------  --------------
    NET LOSS                   $    (22,029) $    (32,816) $    (14,307) $    (31,206) $     (152,083)
                               ============  ============  ============  ============  ==============
    BASIC LOSS PER COMMON
     SHARE                     $      (0.00) $      (0.00) $      (0.01) $      (0.30)
                               ============  ============  ============  ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             4,884,327     4,884,327     1,157,996     1,157,996
                               ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (Unaudited)


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Net Loss from July 1, 1992
  through June 30, 1998                            -              -             -        (68,926)       (68,926)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 1998                      11,580        122,752      (151,332)       (68,926)       (85,926)

Net loss                                           -              -             -         (5,356)        (5,356)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1998                 11,580        122,752      (151,332)       (74,282)       (91,282)

Net loss                                           -              -             -        (11,543)       (11,543)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1998            $     11,580   $    122,752  $   (151,332)  $    (85,825)  $   (102,825)
                                        ------------   ------------  ------------   ------------   ------------
Issuance of common stock upon
  conversion of debt, note 4                      37        116,411             -              -        116,448

Net Loss                                           -              -             -        (33,442)       (33,442)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 1999                      11,617        239,163      (151,332)      (119,267)       (19,819)

Net Loss                                           -              -             -        (10,787)       (10,787)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1999                  11,617        239,163      (151,332)      (130,054)       (30,606)

Net Loss                                           -              -             -        (22,029)       (22,029)
                                        ------------   ------------  ------------   ------------   ------------
Balance at March 31, 2000               $     11,617   $    239,163  $   (151,332)  $   (152,083)  $    (52,635)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       From Inception of
                                                                                       the Development
                               Three Months  Nine Months   Three Months  Nine Months   Stage, July 1, 1992
                                  ended         ended         ended         ended      through
                               Mar 31, 2000  Mar 31, 2000  Mar 31, 1999  Mar 31, 1999  March 31, 2000
                               ------------  ------------  ------------  ------------  --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                     $    (22,029) $    (32,816) $    (14,307) $    (31,206) $     (152,083)
  Adjustment to reconcile net
  loss to net cash used in
  operating activities
    Increase (decrease) in
    accrued expenses                    355           505         2,104        (4,704)         14,718
                               ------------  ------------  ------------  ------------  --------------
     NET CASH USED IN
      OPERATING ACTIVITIES          (21,674)      (32,311)      (12,203)      (35,910)       (137,365)
                               ------------  ------------  ------------  ------------  --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                               -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Advances from an officer           22,000        31,983        32,075        55,125         130,528
  Proceeds from notes payable             -             -             -             -           7,500
                               ------------  ------------  ------------  ------------  --------------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES           22,000        31,983        32,075        55,125         138,028
                               ------------  ------------  ------------  ------------  --------------
     NET INCREASE (DECREASE)
      IN CASH                           326          (328)       19,872        19,215)            663

CASH AT BEGINNING OF PERIOD             337           991           696         1,353            -
                               ------------  ------------  ------------  ------------  --------------
CASH AT END OF PERIOD          $        663  $        663  $     20,568  $     20,568  $          663
                               ============  ============  ============  ============  ==============

Supplementary disclosures:
  Interest paid                $        100  $        108  $          -  $      1,000  $        1,768
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended March 31, 2000, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended March 31, 2000, the Company funded its disbursements by loans from officers.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at March 31, 2000 total approximately $300,000 and expire between June 30, 2004 and June 30, 2020. Loss carryforwards are limited in accordance with rules of change in ownership.

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 4). During the quarter ended September 30, 1999, the officer repaid $3,696 that the Company had loaned to him, and advanced $3,287 to the Company. During the quarters ended December 31, 1999, and March 31, 2000, officers advanced an additional $3,000 and $22,000 to the Company, respectively. All advances bear interest at a rate of 10% and are due on demand.

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

At March 31, 2000, the Company had assets of $663 in cash and liabilities of $53,298. The Company had a working capital deficit at March 31, 2000 of $(52,635). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs and travel expenses associates with researching and evaluating acquisition opportunities.

An officer of the Company has advanced money to the Company for time to time and such advances are bearing interest at a rate of 10% and have no maturity date. The amount of the advance for expenses in the nine month period ending March 31, 1999 has been $28,287.

The president of the Company is providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation are being paid by the Company for the time and effort required by management
to run the Company.   The Company does intend to reimburse its officers and
directors for out of pocket cost.

Results of Operations
---------------------
Since discontinuing operations in 1992, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. For the three and nine month periods ended March 31, 2000, the Company has incurred $22,029
and $32,816, respectively, in general and administrative expenses.   The
Company incurred an accumulated deficit of $(151,332) prior to July 1, 1992 (inception of the development stage) and has an accumulated deficit of $(152,083)during the development stage.

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

                                  IMMUNOTECHNOLOGY CORPORATION
                                  [Registrant]

Dated: May 10, 2000                By /S/ David Knudson, Secretary/Treasurer
                                     and Principal Accounting Officer