Form 10KSB
period 2000-06-30
IMMUNOTECHNOLOGY CORP
filed 2000-09-28
CIK 789097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2000
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

     Based on the average bid and asked prices of the common stock at September 26, 2000 of $.34375 share, the market value of shares held by nonaffiliates would be $361,068.

  As of June 30, 2000, the Registrant had 6,000,000 shares of common stock issued and outstanding.

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

Aborted Vitrex Acquisition
--------------------------
In August 1999, the Company entered into a letter of intent with Vitrex Corporation ("Vitrex"), Ogden, Utah (the "Letter of Intent") relating to the acquisition of Vitrex by the Company through a share exchange. In addition, the name of the Company would be changed to "Vitrex Corporation". Vitrex was a information technology (IT) outsourcing company, providing full IT outsourcing services, internet services, consulting services, network services, training services, and software development services to businesses with complex IT operations. After completing its due diligence of Vitrex, the Company's board of directors decided not to proceed with the proposed acquisition.

Aborted BHA Acquisition
-----------------------
On May 19, 2000, the Registrant executed a letter of intent to acquire 100% of the outstanding common stock of Beverly Hills Auctioneers, Inc., Beverly Hills, California, for newly-issued shares of capital stock of the Registrant. The acquisition was subject to the negotiation and completion of a definitive agreement setting forth the terms of the acquisition. On September 13, 2000, the Registrant announced that negotiations on the definitive agreement and broken down and no agreement had been reached between the parties.

Competition
-----------
Until such time as the Company completes an acquisition, the Company will be unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company is in direct competition with these other public companies in its search for business opportunities.

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

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2000.

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
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended June 30, 2000
-------------------------------
First Quarter                                 $  0.25       $ 0.25
Second Quarter                                $  0.25       $ 0.25
Third Quarter                                 $  0.375      $ 0.25
Fourth Quarters                               $  0.5625     $ 0.375

Fiscal Year Ended June 30, 1999
-------------------------------
First Quarter                                 $  0.50       $ 0.25
Second Quarter                                $  0.50       $ 0.25
Third Quarter                                 $  0.50       $ 0.0325
Fourth Quarters                               $  0.50       $ 0.0325

Fiscal Year Ended June 30, 1998
-------------------------------
First, Second, Third and Fourth Quarter         N/A           N/A

At September 26, 2000, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.3125 and $0.375, respectively.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2000, the Company had approximately 48 shareholders of record based on information provided by the Company's transfer agent.

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

Results of Operations
---------------------
The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1992. The Company's costs and expenses associated with the preparation and filing of this filing and other operations of the Company have been paid for by shareholders of the Company, specifically Mark A. Scharmann and David Knudson (see Item 11, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future until the completion of a proposed acquisition.

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

                                PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of June 30, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name            Age   Position                    Director or Officer Since
   ----            ---   --------                    -------------------------
John A. Wise       60    President and Director      October 1989
Mark A. Scharmann  41    Vice President and Director February 1997
David Knudson      40    Secretary/Treasurer and
                         Director                    February 1997
Gerald M. Haase    53    Director                    November 1989

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

Gerald M. Haase has been a director of the Company since November 1989. Since 1979, Gerald M. Haase, has been a surgeon at Denver Pediatric Surgeons, P.C., Denver, Colorado.

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

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 2000, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
John A. Wise, Pres. 2000 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 and Chairman       1999     -0-    -0-       -0-         -0-      -0-     -0-       -0-
                    1998     -0-    -0-       -0-         -0-      -0-     -0-       -0-

Employment Agreements and Benefits: None.

Compensation of Directors: None.

Termination of Employment and Change of Control Arrangement: None.

Options/SAR Grants in Last Fiscal Year: None.

Bonuses and Deferred Compensation: None.

Compensation Pursuant to Plans: None.

Pension Table: Not Applicable.

Other Compensation: None

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 26, 2000, the name and the number of shares of the Company's Common Stock, par value $0.00001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,000,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------
Common     Mark A. Scharmann        3,478,045      Direct              57.97
           1661 Lakeview Circle        86,850      Indirect (1)         1.44
           Ogden, UT  84403

Common     David Knudson            1,117,673      Direct              18.62
           1661 Lakeview Circle
           Ogden, Utah  84403

Officers and Directors
--------------------------------
Common     John A. Wise, President
            and Director              141,138      Direct               2.35

Common     Mark A. Scharmann, Vice
            President and Director            -------See Above-------

Common     David Knudson, Secretary/
            Treasurer and Director            -------See Above-------

Common     Gerald M Haase, Director    77,539      Direct               1.29

All Officers, Directors, and
 Nominees as a Group (4 Persons)    4,814,395      Direct              80.24
                                       86,850      Indirect             1.44
                                    ---------                          -----
                                    4,901,245      Total Beneficial    81.68
                                    =========                          =====

--------------------------------
(1) Shares beneficially held of record by Troika Capital Investment, of which Mr. Scharmann is the principal owner and shareholder.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mark A. Scharmann, an officer and director of the Company advanced money to the Company during the year ended June 30, 1999. The advances bear interest at a rate of 10% per annum and have no maturity date. At March 31, 1999, the Company converted its advances from the officer and a note payable to a minority shareholders and related accrued interest of $116,448 into 3,726,331 shares of common stock or $0.03125 per share.

On April 2, 1999, the Company loaned Mr. Scharmann $10,000. The advance is evidenced by a demand note and bears interest at the rate of 10% per annum.
At June 30, 1999, the advance to the officer had been reduced to $3,696, which balance was paid in August 1999.

On June 21, 2000, the Registrant's board of directors approved the issuance of 1,115,673 shares of the Registrant's common stock to David Knudson, the Secretary/Treasurer of the Registrant, in exchange for the conversion of $34,864.78 in principle and accrued interest pursuant to the terms of a Promissory Note between the Registrant and Mr. Knudson. Prior to the conversion of the Promissory Note, the Company had 4,884,327 shares of its common stock issued and outstanding. After giving effect to the issuance of the conversion shares to Mr. Knudson, the Registrant had 6,000,000 shares of common stock issued and outstanding. The shares issued to Mr. Knudson constitute restricted securities issued pursuant to section 4(2) of the Securities Act of 1933, as amended.

David Knudson, and officer and director of the Company, through his consulting firm Twelve O Eight, has provided bookkeeping and other services to the Company, for which it has been paid fees totaling $16,027 and $14,022 during the years ended June 30, 2000 and 1999, respectively.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Rose, Snyder & Jacobs                      12
Balance Sheet as of June 30, 2000                                          13
Statements of Operations for the years ended June 30, 2000
 and 1999 and from inception of the development stage, July 1, 1992
 through June 30, 2000                                                     14
Statements of Stockholders' Equity for the years ended June 30, 2000
 and 1999                                                                  15
Statements of Cash Flows for the years ended June 30, 2000
 and 1999 and from inception of the development stage, July 1, 1992
 through June 30, 2000                                                     16
Notes to Financial Statements                                              17

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
 27       27        Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K.

     Current Report on Form 8-K, dated June 21, 2000, Item 5. Other Events.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        IMMUNOTECHNOLOGY CORPORATION


Date: September 28, 2000              By /S/ John A. Wise,
                                         President and Chairman

Date: September 28, 2000              By /S/ Mark A. Scharmann,
                                         Vice-President and Director

Date: September 28, 2000              By /S/ David Knudson
                                         Secretary/Treasurer and Director

Date: September 28, 2000              By /S/Gerald M. Haase
                                         Director

                        INDEPENDENT AUDITORS' REPORT

To the Stockholders of
ImmunoTechnology Corporation

     We have audited the accompanying balance sheet of ImmunoTechnology Corporation (a Delaware Corporation in the Development Stage), as of June 30, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2000 and 1999 and the period from inception of the development stage (July 1, 1992) through June 30, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoTechnology Corporation (a Development Stage Company) as of June 30, 2000, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 and the period from the inception of the development stage (July 1, 1992) through June 30, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate revenue and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

September 21, 2000

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 2000

                                    ASSETS


CURRENT ASSETS
  Cash                                              $        74
                                                    -----------
    TOTAL ASSETS                                    $        74
                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                  $    21,533
  Loan from officer, note 3                               9,004
                                                    -----------
    TOTAL CURRENT LIABILITIES                            30,537
                                                    -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, par value $.00001 per share
  Authorized - 5,000,000 shares
  Issued - none
  Common stock, par value
  $.00001 per share
  Authorized - 50,000,000 shares
  Outstanding - 6,000,000                                11,628
Paid in capital                                         274,016
 Accumulated deficit prior to the development stage    (151,332)
 Accumulated deficit during the development stage      (164,775)
                                                    -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (30,463)
                                                    -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $        74
                                                    ===========

      See independent auditors' report and notes to financial statements

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                            From inception of
                                                             the development
                                                           stage, July 1, 1992
                                                                 through
                                   2000           1999        June 30, 2000
                               ------------   ------------   ---------------
REVENUE                        $          -   $          -   $             -

COST OF REVENUE                           -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                            -              -                 -

OPERATING EXPENSES
  Professional fees                  23,124         32,802            97,457
  Taxes and licenses                    105            144             1,587
  Bank fees and service charges         375            125             2,094
  Meals and entertainment                 -              -               300
  Travel                             20,199         10,827            46,617
  Office expense                        319          1,488             7,770
  Interest expense, net               1,386          4,955             8,950
                               ------------   ------------   ---------------

   TOTAL OPERATING EXPENSES    $     45,508   $     50,341   $       164,775
                               ------------   ------------   ---------------
    NET LOSS                   $    (45,508)  $    (50,341)  $      (164,775)
                               ============   ============   ===============

    BASIC LOSS PER COMMON SHARE$       (.01)  $       (.02)
                               ============   ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             4,914,893      2,087,026
                               ============   ============


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Activity July 1, 1992
  through June 30, 1998                            -              -             -        (68,926)       (68,926)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 1998                      11,580        122,752      (151,332)       (68,926)       (85,926)

Issuance of common stock upon
 conversion of debt, note 4                       37        116,411             -              -        116,448


Net loss                                           -              -             -        (50,341)       (50,341)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 1999                $     11,617   $    239,163  $   (151,332)  $   (119,267)  $    (19,819)

Issuance of common stock upon
 conversion of debt, note 4                       11         34,853             -              -         34,864


Net loss                                           -              -             -        (45,508)       (45,508)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2000                $     11,628   $    274,016  $   (151,332)  $   (164,775)  $    (30,463)
                                        ============   ============  ============   ============   ============


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                From Inception
                                                                    of the
                                                                 Development
                                                                Stage, July 1
                                                                 1992 through
                                           2000         1999    June 30, 2000
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (45,508) $   (50,341)    (164,775)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase (decrease) in accrued
     expenses                                (1,692)      (1,450)      12,521
                                        -----------  -----------  -----------
NET CASH USED IN OPERATING ACTIVITIES       (47,200)     (51,791)    (152,254)
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                           -      (10,000)     (10,000)
  Repayment of advance to an officer          3,696        6,304       10,000
                                        -----------  -----------  -----------
NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES               3,696       (3,696)           -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from officer                      42,587       55,125      144,828
  Proceeds from notes payable                     -            -        7,500
                                        -----------  -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                  42,587       55,125      152,328
                                        -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH                (917)        (362)          74

CASH AT BEGINNING OF YEAR                       991        1,353            -
                                        -----------  -----------  -----------
CASH AT END OF YEAR                     $        74  $       991  $        74
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid in cash                 $        76  $     1,000  $     1,736
                                        ===========  ===========  ===========


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern
------------------------------
ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended June 30, 2000, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended June 30, 2000, the Company funded its disbursements by loans from an officer.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at June 30, 2000 total approximately $315,000 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with the rules of change in ownership.

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company during the year ending June 30, 1999. The advances are bearing interest at a rate of 10%. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 4).

                   See Independent Auditors' Report

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000

3. RELATED PARTY TRANSACTIONS (Continued)

On April 2, 1999, the Company loaned an officer of the Company $10,000. This advance is interest bearing at 10%. The officer repaid the advance by August 1999. During the year ended June 30, 2000, another officer of the Company advanced $42,587 to the Company. All advances bear interest at a rate of 10%. At June 21, 2000, $34,865 of these advances were converted into shares of common stock (see Note 4). The balance of this advance at June 30, 2000 is $9,004.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $16,027 and $14,022 during the years ended June 30, 2000 and 1999, respectively.

4. COMMON STOCK

On March 31, 1999, the Company converted its advances from the officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock at $0.03125 per share.

On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,865 into 1,115,673 shares of common stock or $0.03125 per share.

5. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $15,000.


                      See independent auditors' report.