Form 10QSB
period 2000-09-30
IMMUNOTECHNOLOGY CORP
filed 2000-11-15
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2000

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       6,000,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2000

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                    ASSETS          (Unaudited)
                                                    September 30,   June 30,
                                                        2000          2000
                                                    -----------   -----------

CURRENT ASSETS
 Cash                                               $       135   $        74
                                                    -----------   -----------
    TOTAL ASSETS                                    $       135   $        74
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accrued expenses                                   $    23,012   $    21,533
 Advances from officers                                  11,804         9,004
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            34,816        30,537
                                                    -----------   -----------

STOCKHOLDERS' DEFICIT, note 4
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 6,000,000                   11,628        11,628
Paid in capital                                         274,016       274,016
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (168,993)     (168,775)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (34,681)      (30,463)
                                                    -----------   -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $       135   $        74
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                            From Inception of
                                                             the Development
                                      Quarter Ended        Stage, July 1, 1992
                                      September 30,              through
                                    2000           1999      Sept. 30, 2000
                               ------------   ------------   ---------------
REVENUE                        $       -      $       -      $          -

COST OF REVENUE                        -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                         -              -                 -

OPERATING EXPENSES
  Professional fees                   3,923          4,740           101,380
  Taxes and licenses                   -              -                1,587
  Bank fees and service charges          41             62             2,135
  Meals and entertainment              -              -                  300
  Travel                               -             2,000            46,617
  Office expense                       -               155             7,770
  Interest expense                      254              8             9,204
                               ------------   ------------   ---------------
   TOTAL OPERATING EXPENSES    $      4,218   $      6,965   $       168,993
                               ------------   ------------   ---------------
    NET LOSS                   $     (4,218)  $     (6,965)  $      (168,993)
                               ============   ============   ===============

    BASIC LOSS PER COMMON
     SHARE                     $      (0.00)  $      (0.00)
                               ------------   ------------
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             6,000,000      4,884,327
                               ============   ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $       -      $    (17,000)

Net Loss from July 1, 1992
  through June 30, 1998                         -              -             -           (68,926)       (68,926)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 1998                      11,580        122,752      (151,332)       (68,926)       (85,926)

Net loss                                        -              -             -            (5,356)        (5,356)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1998                 11,580        122,752      (151,332)       (74,282)       (91,282)

Issuance of common stock upon
 conversion of debt, note 4                       37        116,411          -              -           116,448

Net loss                                        -              -             -           (44,985)       (44,985)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 1999                      11,617        239,163      (151,332)      (119,267)       (19,819)

Net loss                                        -              -             -            (6,965)        (6,965)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1999                 11,617        239,163      (151,332)      (126,232)       (26,784)

Issuance of common stock upon
conversion of debt, note 4                        11         34,853          -              -            34,864

Net loss                                        -              -             -           (38,543)       (38,543)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2000                      11,628        274,016      (151,332)      (164,775)       (30,463)

Net loss                                        -              -             -            (4,218)        (4,218)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2000           $     11,628   $    274,016  $   (151,332)  $   (168,993)  $    (34,681)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                     of the
                                                                  Development
                                                                     Stage,
                                          Quarter      Quarter    July 1, 1992
                                           ended        ended       through
                                         Sept. 30,    Sept. 30,    Sept. 30,
                                           2000         1999          2000
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $    (4,218) $    (6,965) $ (168,993)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase in accrued expenses              1,479           25       14,000
                                        -----------  -----------  -----------
     NET CASH USED IN
      OPERATING ACTIVITIES                   (2,739)      (6,940)    (154,993)
                                        -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                        -            -         (10,000)
  Repayment of advance to an officer           -           3,696       10,000
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      INVESTING ACTIVITIES                     -           3,696         -
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from an officer                    2,800        3,287      147,628
  Proceeds from notes payable                  -            -           7,500
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                    2,800        3,287      155,128
                                        -----------  -----------  -----------
      NET INCREASE (DECREASE) IN CASH            61           43          135

CASH AT BEGINNING OF PERIOD                      74          991         -
                                        -----------  -----------  -----------
CASH AT END OF PERIOD                   $       135  $     1,034  $       135
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid                         $      -     $         8  $     1,736
                                        ===========  ===========  ===========

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             SEPTEMBER 30, 2000

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

In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended September 30, 2000, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter ended September 30, 2000, the Company funded its disbursements by loans from officers.

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

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of the Company's advances approximate fair value.

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at September 30, 2000 total approximately $320,000 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with change in ownership rules of the Internal Revenue Code.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             SEPTEMBER 30, 2000

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 4). During the quarter ended September 30, 1999, the officer repaid $3,696 that the Company had lent to him, and advanced an additional $3,287 to the Company.

At June 21, 2000, $34,865 of advances from another officer were converted into shares of common stock (see note 4). During the quarter ended September 30, 2000, this officer advanced an additional $2,800 to the Company. All advances bear interest at a rate of 10% and are due on demand. The balance of this advance was $11,804 and $9,004 at September 30, 2000 and June 30, 2000, respectively.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $2,168 and $4,465 during the quarters ended September 30, 2000 and 1999, respectively.

4. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest of $116,448 into 3,726,331 shares of common stock or $0.03125 per share. On June 21, 2000, the Company converted its advances to another officer and related accrued interest totaling $34,865 into 1,115,673 shares of common stock or $0.03125 per share.

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

Results of Operations
---------------------
The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1992. The Company's costs and expenses associated with the preparation and filing of this filing and other operations of the Company have been paid for by shareholders of the Company, specifically Mark A. Scharmann and David Knudson. It is anticipated that the Company will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future until the completion of a proposed acquisition.

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

  27    Financial Data Schedule


(b)     Reports on Form 8-K.
        --------------------

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IMMUNOTECHNOLOGY CORPORATION
                                      [Registrant]


Dated: November 14, 2000              By/S/ David K. Knudson [Principal
                                      Accounting Officer]