Form 10QSB
period 2000-12-31
IMMUNOTECHNOLOGY CORP
filed 2001-02-14
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 2000

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-24641
                                             -------

                        IMMUNOTECHNOLOGY CORPORATION
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

         Delaware                                          84-1016435
- -------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     1661 Lakeview Circle, Ogden, Utah  84403
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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       6,000,000
- --------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of December 31, 2000

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS

                                    ASSETS          (Unaudited)
                                                    December 31,    June 30,
                                                        2000          2000
                                                    -----------   -----------

CURRENT ASSETS
 Cash                                               $        63   $        74
                                                    -----------   -----------
    TOTAL ASSETS                                    $        63   $        74
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accrued expenses                                   $    22,977   $    21,533
 Advances from officers                                  23,054         9,004
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            46,031        30,537
                                                    -----------   -----------

STOCKHOLDERS' DEFICIT, note 4
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 6,000,000                   11,628        11,628
Paid in capital                                         274,016       274,016
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (180,280)     (164,775)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (45,968)      (30,463)
                                                    -----------   -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $        63   $        74
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                                       From Inception of
                                                                                       the Development
                               Three Months  Six Months    Three Months  Six Months    Stage, July 1, 1992
                                  ended         ended         ended         ended      through
                               Dec 31, 2000  Dec 31, 2000  Dec 31, 1999  Dec 31, 1999  December 31, 2000
                               ------------  ------------  ------------  ------------  --------------
REVENUE                        $          -  $          -  $          -  $          -  $            -

COST OF REVENUE                           -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------

  GROSS PROFIT                            -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------
OPERATING EXPENSES
  Professional fees                   7,078        11,001         3,530         8,270         108,458
  Taxes and licenses                      -             -             -             -           1,587
  Bank fees and service charges         214           255            42           104           2,349
  Meals and entertainment                 -             -             -             -             300
  Travel                              3,530         3,530             -         2,000          50,147
  Office expense                          -             -           125           280           7,770
  Interest expense                      465           719           125           133           9,669
                               ------------  ------------  ------------  ------------  --------------
   TOTAL OPERATING EXPENSES    $     11,287  $     15,505  $      3,822        10,787         180,280
                               ------------  ------------  ------------  ------------  --------------
    NET LOSS                   $    (11,287) $    (15,505) $     (3,822) $    (10,787) $     (180,280)
                               ============  ============  ============  ============  ==============
    BASIC LOSS PER COMMON
     SHARE                     $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                               ============  ============  ============  ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             6,000,000     6,000,000     4,884,327     4,884,327
                               ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $       -      $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       37        116,411          -              -           116,448

Net Loss from July 1, 1992
  through June 30, 1999                         -              -             -          (119,267)      (119,267)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 1999                      11,617        239,163      (151,332)      (119,267)       (19,819)

Net loss                                        -              -             -            (6,965)        (6,965)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1999                 11,617        239,163      (151,332)      (126,232)       (26,784)

Net loss                                        -              -             -            (3,822)        (3,822)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1999                  11,617        239,163      (151,332)      (130,054)       (30,606)
                                        ------------   ------------  ------------   ------------   ------------
Issuance of common stock upon
conversion of debt, note 4                        11         34,853          -              -            34,864

Net loss                                        -              -             -           (34,721)       (34,721)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2000                      11,628        274,016      (151,332)      (164,775)       (30,463)

Net loss                                        -              -             -            (4,218)        (4,218)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2000                 11,628        274,016      (151,332)      (168,993)       (34,681)
                                        ------------   ------------  ------------   ------------   ------------
Net loss                                        -              -             -           (11,287)       (11,287)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2000            $     11,628   $    274,016  $   (151,332)  $   (180,280)  $    (45,968)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                     of the
                                                                  Development
                                                                     Stage,
                                        Six months   Six months  July 1, 1992
                                           ended        ended       through
                                          Dec. 31,     Dec. 31,     Dec. 31,
                                           2000         1999          2000
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (15,505) $   (10,787) $  (180,280)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase in accrued expenses              1,444          150       13,965
                                        -----------  -----------  -----------
     NET CASH USED IN
      OPERATING ACTIVITIES                  (14,061)     (10,637)    (166,315)
                                        -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                        -            -         (10,000)
  Repayment of advance to an officer           -            -          10,000
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      INVESTING ACTIVITIES                     -            -            -
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from an officer                   14,050        9,983      158,878
  Proceeds from notes payable                  -            -           7,500
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   14,050        9,983      166,378
                                        -----------  -----------  -----------
      NET INCREASE (DECREASE) IN CASH           (11)        (654)          63

CASH AT BEGINNING OF PERIOD                      74          991         -
                                        -----------  -----------  -----------
CASH AT END OF PERIOD                   $        63  $       337  $        63
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid                         $      -     $         8  $     1,736
                                        ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             DECEMBER 31, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern
- ------------------------------
ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. The Company is no longer operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended December 31, 2000, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the six months ended December 31, 2000, the Company funded its disbursements by loans from officers.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows
- ----------
Cash consists of balances in a demand account at a bank.

Estimates
- ---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Fair Value of Financial Instruments
- -----------------------------------
The carrying amounts of the Company's advances approximate fair value.

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at December 31, 2000 total approximately $331,000 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with change in ownership rules of the Internal Revenue Code.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             DECEMBER 31, 2000

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 4). During the quarter ended September 30, 1999, the officer repaid $3,696 that the Company had lent to him, and advanced an additional $3,287 to the Company.

At June 21, 2000, $34,865 of advances from another officer were converted into shares of common stock (see note 4). During the six months ended December 31, 2000, this officer advanced an additional $14,050 to the Company. All advances bear interest at a rate of 10% and are due on demand. The balance of this advance was $23,054 and $9,004 at December 31, 2000 and June 30, 2000, respectively.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $3,147 and $8,270 during the six months ended December 31, 2000 and 1999, respectively.

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

6. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should the balance accrue interest, the liability could increase by approximately $18,000.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
- ---------------------------------------------------------
This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations
- ---------------------
The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1992. The Company's costs and expenses associated with the preparation and filing of this filing and other operations of the Company have been paid for by shareholders of the Company, specifically Mark A. Scharmann and David Knudson. It is anticipated that the Company will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future until the completion of a proposed acquisition.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
- -----------------
Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company's directors may receive compensation for services provided to the Company until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants, it may be necessary for the Company to attempt to raise additional funds. The Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

                                      IMMUNOTECHNOLOGY CORPORATION
                                      [Registrant]


Dated: February 14, 2001      By/S/ David Knudson [Principal
                                      Accounting Officer]