Form 10QSB
period 2001-03-31
IMMUNOTECHNOLOGY CORP
filed 2001-05-15
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2001

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       6,000,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2001

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS

                                    ASSETS          (Unaudited)
                                                      March 31,     June 30,
                                                        2001          2000
                                                    -----------   -----------

CURRENT ASSETS
 Cash                                               $         -   $        74
                                                    -----------   -----------
    TOTAL ASSETS                                    $         -   $        74
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Bank overdraft                                     $     1,933   $         -
 Accrued expenses                                        22,052   $    21,533
 Advances from officers, note 3                          40,899         9,004
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            64,884        30,537
                                                    -----------   -----------

STOCKHOLDERS' DEFICIT, note 4
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 6,000,000                   11,628        11,628
Paid in capital                                         274,016       274,016
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (199,196)     (164,775)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (64,884)      (30,463)
                                                    -----------   -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $         -   $        74
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                                       From Inception of
                                                                                       the Development
                               Three Months  Nine Months   Three Months  Nine Months   Stage, July 1, 1992
                                  ended         ended         ended         ended      through
                               Mar 31, 2001  Mar 31, 2001  Mar 31, 2000  Mar 31, 2000  March 31, 2001
                               ------------  ------------  ------------  ------------  --------------
REVENUE                        $          -  $          -  $          -  $          -  $            -

COST OF REVENUE                           -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------

  GROSS PROFIT                            -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------
OPERATING EXPENSES
  Professional fees                  13,110        24,111        10,026        18,296         121,568
  Taxes and licenses                     50            50             -             -           1,637
  Bank fees and service charges         131           386           144           248           2,480
  Meals and entertainment                 -             -             -             -             300
  Travel                              4,817         8,347        11,404        13,404          54,964
  Office expense                          -             -             -           280           7,770
  Interest expense                      808         1,527           455           588          10,477
                               ------------  ------------  ------------  ------------  --------------
   TOTAL OPERATING EXPENSES    $     18,916  $     34,421  $     22,029        32,816         199,196
                               ------------  ------------  ------------  ------------  --------------
    NET LOSS                   $    (18,916) $    (34,421) $    (22,029) $    (32,816) $     (199,196)
                               ============  ============  ============  ============  ==============
    BASIC LOSS PER COMMON
     SHARE                     $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                               ============  ============  ============  ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             6,000,000     6,000,000     4,884,327     4,884,327
                               ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $       -      $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       37        116,411          -              -           116,448

Net Loss from July 1, 1992
  through June 30, 1999                         -              -             -          (119,267)      (119,267)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 1999                      11,617        239,163      (151,332)      (119,267)       (19,819)

Net loss                                        -              -             -            (6,965)        (6,965)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1999                 11,617        239,163      (151,332)      (126,232)       (26,784)

Net loss                                        -              -             -            (3,822)        (3,822)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1999                  11,617        239,163      (151,332)      (130,054)       (30,606)
                                        ------------   ------------  ------------   ------------   ------------
Issuance of common stock upon
conversion of debt, note 4                        11         34,853          -              -            34,864

Net loss                                        -              -             -           (34,721)       (34,721)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2000                      11,628        274,016      (151,332)      (164,775)       (30,463)

Net loss                                        -              -             -            (4,218)        (4,218)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2000                 11,628        274,016      (151,332)      (168,993)       (34,681)
                                        ------------   ------------  ------------   ------------   ------------
Net loss                                        -              -             -           (11,287)       (11,287)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2000                  11,628        274,016      (151,332)      (180,280)       (45,968)
                                        ------------   ------------  ------------   ------------   ------------
Net loss                                        -              -             -           (18,916)       (18,916)
                                        ------------   ------------  ------------   ------------   ------------
Balance at March 31, 2001               $     11,628   $    274,016  $   (151,332)  $   (199,196)  $    (64,884)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                     of the
                                                                  Development
                                                                     Stage,
                                       Nine months Nine months  July 1, 1992
                                           ended        ended       through
                                          Mar. 31,     Mar. 31,     Mar. 31,
                                           2001         2000          2001
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (34,421) $   (32,816) $  (199,196)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase in accrued expenses                519          505       13,040
                                        -----------  -----------  -----------
     NET CASH USED IN
      OPERATING ACTIVITIES                  (33,902)     (32,311)    (186,156)
                                        -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                        -            -         (10,000)
  Repayment of advance to an officer           -            -          10,000
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      INVESTING ACTIVITIES                     -            -            -
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                              1,933         -           1,933
  Advances from an officer                   31,895       31,983      176,723
  Proceeds from notes payable                  -            -           7,500
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   33,828       31,983      186,156
                                        -----------  -----------  -----------
      NET INCREASE (DECREASE) IN CASH           (74)        (328)        -

CASH AT BEGINNING OF PERIOD                      74          991         -
                                        -----------  -----------  -----------
CASH AT END OF PERIOD                   $      -     $       663  $      -
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid                         $      -     $       108  $     1,736
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended March 31, 2001, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the nine months ended March 31, 2001, the Company funded its disbursements by loans from officers.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at March 31, 2001 total approximately $350,000 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with change in ownership rules of the Internal Revenue Code.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 4). During the nine months ended March 31, 2000, the officer repaid $3,696 that the Company had lent to him, and advanced an additional $6,287 to the Company. During the nine months ended March 31, 2000, another officer also advanced $22,000 to the Company.

At June 21, 2000, $34,865 of advances from another officer were converted into shares of common stock (see note 4). During the nine months ended March 31, 2001, this officer advanced an additional $31,895 to the Company. All advances bear interest at a rate of 10% and are due on demand. The balance of this advance was $40,898 and $9,004 at March 31, 2001 and June 30, 2000, respectively.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $10,690 and $12,859 during the nine months ended March 31, 2001 and 2000, respectively.

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

6. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should the balance accrue interest, the liability could increase by approximately $20,000.

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

     None.


(b)     Reports on Form 8-K.
        --------------------

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IMMUNOTECHNOLOGY CORPORATION
                                      [Registrant]


Dated: May 14, 2001                   By/S/ David Knudson [Principal
                                      Accounting Officer]