Form 10KSB
period 2001-06-30
IMMUNOTECHNOLOGY CORP
filed 2001-10-12
CIK 789097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2001
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

  Based on the average bid and asked prices of the common stock at September 21, 2001 of $.155 per share, the market value of shares held by nonaffiliates would be $201,102.

  As of September 21, 2001, the Company had 8,050,731 shares of common stock issued and outstanding.

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

Business in General
-------------------

(a)  Initial Business Activities
     ---------------------------
The Company was incorporated on November 30, 1989, in the state of Delaware. The Company's predecessor was LJC Corporation, a Utah corporation, organized on November 8, 1984 ("LJC"). On October 7, 1989, LJC acquired ImmunoTechnology Laboratories, Inc., a Colorado corporation ("ITL"), by means of a stock-for-stock exchange with the shareholder of ITL. As a result of this transaction, ITL became a wholly owned subsidiary of LJC. On October 10, 1989, LJC changed its name to ImmunoTechnology Laboratories, Inc. ("ITL-UT").

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

(b)  Current Business Activities
     ----------------------------
Since discontinuing the operations of ITL, the Company has been seeking potential business acquisition or opportunities to enter in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

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

Facilities
----------
The Company is currently using as its principal place of business the personal residence of its President and Director located in Ogden, Utah. Although the Company has no written agreement and pays no rent for the use of this facility.

                      ITEM 2. DESCRIPTION OF PROPERTIES

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2001.

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
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended June 30, 1999
-------------------------------
First Quarter                                 $  0.50       $ 0.25
Second Quarter                                $  0.50       $ 0.25
Third Quarter                                 $  0.50       $ 0.0325
Fourth Quarter                                $  0.50       $ 0.0325

Fiscal Year Ended June 30, 2000
-------------------------------
First Quarter                                 $  0.25       $ 0.25
Second Quarter                                $  0.25       $ 0.25
Third Quarter                                 $  0.375      $ 0.25
Fourth Quarter                                $  0.5625     $ 0.375

Fiscal Year Ended June 30, 2001
-------------------------------
First Quarter                                 $  0.5625     $ 0.2969
Second Quarter                                $  0.3438     $ 0.2812
Third Quarter                                 $  0.4062     $ 0.2812
Fourth Quarter                                $  0.4062     $ 0.28


At September 21, 2001, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.11 and $0.19, respectively.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2001, the Company had approximately 48 shareholders of record based on information provided by the Company's transfer agent.

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

Results of Operations
---------------------
The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1992. The Company's costs and expenses associated with the preparation and filing of this filing and other operations of the Company have been paid for by shareholders of the Company, specifically Mark A. Scharmann and David Knudson (see Item 11. Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future until the completion of a proposed acquisition.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------
Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made (see Item 12. Certain Relationships and Related Transactions).

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

                                PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of June 30, 2001, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name            Age   Position                    Director or Officer Since
   ----            ---   --------                    -------------------------
Mark A. Scharmann  43    President and Director      February 1997
David Knudson      41    Secretary/Treasurer and
                         Director                    February 1997
Dan O. Price       47    Director                    May 2001

The term of office of each director is one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information
------------------------
Set forth below is certain biographical information with respect to each of the Company's officers and directors.

Mark Scharmann is the principal shareholder of Troika Capital Investments, a business consulting company founded in 1981. He has rendered business consulting services to numerous private and public companies since then. He graduated from Weber State University, Ogden, Utah, in 1997, with a Bachelors of Integrated Studies emphasizing Business, Psychology and Health Promotion. Mr. Scharmann is also the President and a Director of Pacific Alliance Corporation (OTBCC:PALC).

David Knudson has worked as a business consultant since 1985. From 1992 to 1995 he was employed as a computer information systems consultant at Weber State University, and an adjunct professor in the Information Systems & Technologies department from 1994 to 1996. He earned his BS Degree in Finance at Weber State College, Ogden, Utah, in 1984 and a BS Degree in Information Systems & Technologies at Weber State University in 1995. Mr. Knudson is also Secretary/Treasurer and Director of Nightingale, Inc., Secretary/Treasurer and Director of Pacific Alliance Corporation (OTCBB:PALC), and a Director of PPI Capital Group, Inc. (OTCBB:PPIM).

Dan O. Price has been a director of the Company since May 2001. From 1993 to 1998, Mr. Price served as vice president for corporate development of Troika Capital, Inc., Ogden, Utah, a financial consulting company. From October 1998 to October 2000, Mr. Price worked as an evaluator at Learning Technics, Kirkland, WA and Salt Lake City, UT. Since February 2001, Mr. Price has been working as an Enrollment Counselor for the University of Phoenix in Salt Lake City. Mr. Price is also Vice President and Director of Pacific Alliance Corporation (OTCBB:PALC), and a Director of PPI Capital Group, Inc. (OTCBB:PPIM).

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

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 2001, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Mark Scharmann,     2001 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 President 3/01
 until present

John A. Wise, Pres. 2001 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 and Chairman       2000     -0-    -0-       -0-         -0-      -0-     -0-       -0-
 until 3/01         1999     -0-    -0-       -0-         -0-      -0-     -0-       -0-


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

Compensation Pursuant to Plans: None.

Pension Table: Not Applicable.

Other Compensation: None

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 21, 2001, the name and the number of shares of the Company's Common Stock, par value $0.00001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the Company's 8,050,731 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------
Common     Mark A. Scharmann                    4,651,684               57.78
           1661 Lakeview Circle
           Ogden, UT  84403

Common     David Knudson                        2,131,615               26.48
           1661 Lakeview Circle
           Ogden, Utah  84403

Officers and Directors
----------------------
Common     Mark A. Scharmann,
            President and Director            -------See Above-------

Common     David Knudson, Secretary/
            Treasurer and Director            -------See Above-------

Common     Dan O. Price, Director                    -                    -

All Officers, Directors, and
 Nominees as a Group (3 Persons)               6,783,299               84.26
                                             ===========               =====

--------------------------------
(1) Represents 4,514,834 shares held directly by Mr. Scharmann, 86,850 shares beneficially held of record by Troika Capital Investment, of which Mr. Scharmann is the principal owner and shareholder, and 50,000 shares held in Mr. Scharmann's IRA.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mark A. Scharmann, an officer and director of the Company advanced money to the Company during the year ended June 30, 1999. The advances bear interest at a rate of 10% per annum and have no maturity date. At March 31, 1999, the Company converted its advances from the officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock or $0.03125 per share.

On April 2, 1999, the Company loaned Mr. Scharmann $10,000. The advance is evidenced by a demand note and bears interest at the rate of 10% per annum.
At June 30, 1999, the advance to the officer had been reduced to $3,696, which balance was paid in August 1999.

On June 21, 2000, the Company's board of directors approved the issuance of 1,115,673 shares of the Company's common stock to David Knudson, the Secretary/Treasurer of the Company, in exchange for the conversion of $34,864.78 in principal and accrued interest pursuant to the terms of a Promissory Note between the Company and Mr. Knudson. Prior to the conversion of the Promissory Note, the Company had 4,884,327 shares of its common stock issued and outstanding. After giving effect to the issuance of the conversion shares to Mr. Knudson, the Company had 6,000,000 shares of common stock issued and outstanding. The shares issued to Mr. Knudson constitute restricted securities issued pursuant to section 4(2) of the Securities Act of 1933, as amended.

David Knudson, an officer and director of the Company, through his consulting firm Twelve O Eight, has provided bookkeeping and other services to the Company, for which it has been paid fees totaling $15,924 and $16,027 during the years ended June 30, 2001 and 2000, respectively.

On August 22, 2001, our board of directors approved the issuance of an aggregate of 2,050,731 shares of our common stock to Mark A. Scharmann, our President and David Knudson, our Secretary/Treasurer. Mr. Scharmann was issued 1,036,789 shares in exchange for the conversion of $32,399.67 in principle and accrued interest under a demand note. Mr. Knudson was issued 1,013,942 shares in exchange for the conversion of $31,685.79 in principle and accrued interest under a demand note. Prior to the conversion of the demand note we had 6,000,000 shares of its common stock issued and outstanding. After giving effect to the issuance of the conversion shares to Messrs. Scharmann and Knudson, we have 8,050,731 shares of common stock issued and outstanding. The shares issued in the foregoing transaction constitute restricted securities issued pursuant to section 4(2) of the Securities Act of 1933, as amended.


                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Rose, Snyder & Jacobs                      12
Balance Sheet as of June 30, 2001                                          13
Statements of Operations for the years ended June 30, 2001
 and 2000 and from inception of the development stage, July 1, 1992
 through June 30, 2001                                                     14
Statements of Stockholders' Equity for the years ended June 30, 2001
 and 2000                                                                  15
Statements of Cash Flows for the years ended June 30, 2001
 and 2000 and from inception of the development stage, July 1, 1992
 through June 30, 2001                                                     16
Notes to Financial Statements                                              17

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

     None.

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        IMMUNOTECHNOLOGY CORPORATION


Date: October 11, 2001                By /S/ Mark A. Scharmann,
                                         President and Director

Date: October 11, 2001                By /S/ David Knudson
                                         Secretary/Treasurer and Director

Date: October 11, 2001                By /S/Dan O. Price, Director

                        INDEPENDENT AUDITORS' REPORT

To the Stockholders of
ImmunoTechnology Corporation

     We have audited the accompanying balance sheet of ImmunoTechnology Corporation (a Delaware Corporation in the Development Stage), as of June 30, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2001 and 2000 and the period from inception of the development stage (July 1, 1992) through June 30, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoTechnology Corporation (a Development Stage Company) as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and the period from the inception of the development stage (July 1, 1992) through June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate revenue and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

September 27, 2001

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 2001

                                    ASSETS


CURRENT ASSETS
  Cash                                              $         -
                                                    -----------
    TOTAL ASSETS                                    $         -
                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                    $     2,596
  Accrued expenses                                       37,012
  Loan from officers, note 3                             55,857
                                                    -----------
    TOTAL CURRENT LIABILITIES                            95,465
                                                    -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, par value $.00001 per share
  Authorized - 5,000,000 shares
  Issued - none
  Common stock, par value
  $.00001 per share
  Authorized - 50,000,000 shares
  Outstanding - 6,000,000                                11,628
Paid in capital                                         274,016
 Accumulated deficit prior to the development stage    (151,332)
 Accumulated deficit during the development stage      (229,777)
                                                    -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (95,465)
                                                    -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $         -
                                                    ===========

      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                            From inception of
                                                             the development
                                                           stage, July 1, 1992
                                                                 through
                                   2001           2000        June 30, 2001
                               ------------   ------------   ---------------
REVENUE                        $          -   $          -   $             -

COST OF REVENUE                           -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                            -              -                 -

OPERATING EXPENSES
  Professional fees                  48,825         23,124           146,282
  Taxes and licenses                     50            105             1,637
  Bank fees and service charges         565            375             2,659
  Meals and entertainment                 -              -               300
  Travel                             12,347         20,199            58,964
  Office expense                        530            319             8,300
  Interest expense, net               2,685          1,386            11,635
                               ------------   ------------   ---------------

   TOTAL OPERATING EXPENSES    $     65,002   $     45,508   $       229,777
                               ------------   ------------   ---------------
    NET LOSS                   $    (65,002)  $    (45,508)  $      (229,777)
                               ============   ============   ===============

    BASIC AND DILUTED LOSS
     PER COMMON SHARE          $       (.01)  $       (.01)
                               ============   ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             6,000,000      4,914,893
                               ============   ============


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       37        116,411             -              -        116,448


Activity July 1, 1992
 through June 30, 1999                             -              -             -       (119,267)      (119,267)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 1999                      11,617        239,163      (151,332)      (119,267)       (19,819)

Issuance of common stock upon
 conversion of debt, note 4                       11         34,853             -              -         34,864


Net loss                                           -              -             -        (45,508)       (45,508)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2000                      11,628        274,016      (151,332)      (164,775)       (30,463)


Net loss                                           -              -             -        (65,002)       (65,002)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2001                $     11,628   $    274,016  $   (151,332)  $   (229,777)  $    (95,465)
                                        ============   ============  ============   ============   ============


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                From Inception
                                                                    of the
                                                                 Development
                                                                Stage, July 1
                                                                 1992 through
                                            2001        2000    June 30, 2001
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (65,002) $   (45,508)    (229,777)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase (decrease) in accrued
     expenses                                15,479       (1,692)      28,000
                                        -----------  -----------  -----------
NET CASH USED IN OPERATING ACTIVITIES       (49,523)     (47,200)    (201,777)
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                           -            -      (10,000)
  Repayment of advance to an officer              -        3,696       10,000
                                        -----------  -----------  -----------
NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                   -        3,696            -
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                              2,596            -        2,596
  Advances from officer                      46,853       42,587      191,681
  Proceeds from notes payable                     -            -        7,500
                                        -----------  -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                  49,449       42,587      201,777
                                        -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH                 (74)        (917)           -

CASH AT BEGINNING OF YEAR                        74          991            -
                                        -----------  -----------  -----------
CASH AT END OF YEAR                     $         -  $        74  $         -
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid in cash                 $         -  $        76  $     1,736
                                        ===========  ===========  ===========


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern
------------------------------
ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended June 30, 2001, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended June 30, 2001, the Company funded its disbursements by loans from officers.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at June 30, 2001 total approximately $335,000 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance for 100% of deferred tax benefits has been recorded due to the uncertainty of realizing these potential future benefits.



                         See independent auditors' report.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001


3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to the Company during the year ending June 30, 1999. All advances bear interest at a rate of 10%. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 4).

On April 2, 1999, the Company loaned an officer of the Company $10,000. This advance was interest bearing at a rate of 10%. The officer repaid the advance by August 1999. During the year ended June 30, 2000, another officer of the Company advanced $42,587 to the Company. At June 21, 2000, $34,865 of these advances were converted into shares of common stock (see Note 4). The balance of this advance at June 30, 2000 was $9,004. During the year ended June 30, 2001, the two officers above advanced money to the Company a total of $46,853. All advances bear interest at a rate of 10%.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $15,924 and $16,027 during the years ended June 30, 2001 and 2000, respectively. Additional fees in the amount of $12,174 had not yet been paid at June 30, 2001 and were included in accrued expenses.

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

5. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $18,000.

6. SUBSEQUENT EVENT

In August 2001, the Company converted $64,085 of loans from officers and accrued interest into 2,050,731 shares of common stock. This represents 32 shares for every dollar of indebtedness.




                         See independent auditors' report.