Form 10QSB
period 2001-09-30
IMMUNOTECHNOLOGY CORP
filed 2001-11-14
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2001

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       8,050,731
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2001

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                    ASSETS          (Unaudited)
                                                    September 30,   June 30,
                                                        2001          2001
                                                    -----------   -----------

CURRENT ASSETS
 Cash                                               $         -   $      -
                                                    -----------   -----------
    TOTAL ASSETS                                    $         -   $      -
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Bank overdraft                                     $         -   $     2,596
 Accrued expenses                                        43,864        37,012
 Advances from officer                                    2,119        55,857
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            45,983        95,465
                                                    -----------   -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Outstanding - 8,050,731 (6,000,000 at June
     30, 2001)                                           11,649        11,628
Paid in capital                                         338,081       274,016
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (244,381)     (229,777)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (45,983)      (95,465)
                                                    -----------   -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $         -   $      -
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                            From Inception of
                                                             the Development
                                      Quarter Ended        Stage, July 1, 1992
                                      September 30,              through
                                    2001           2000      Sept. 30, 2001
                               ------------   ------------   ---------------
REVENUE                        $          -   $          -   $             -

COST OF REVENUE                           -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                            -              -                 -

OPERATING EXPENSES
  Professional fees                   8,852          3,923           155,134
  Taxes and licenses                      -              -             1,637
  Bank fees and service charges         129             41             2,788
  Meals and entertainment                 -              -               300
  Travel                              4,645              -            63,609
  Office expense                        130              -             8,430
  Interest expense                      848            254            12,483
                               ------------   ------------   ---------------
   TOTAL OPERATING EXPENSES    $     14,604   $      4,218   $       244,381
                               ------------   ------------   ---------------
    NET LOSS                   $    (14,604)  $     (4,218)  $      (244,381)
                               ============   ============   ===============

BASIC LOSS AND DILUTED PER
 COMMON SHARE                  $          -   $          -
                               ------------   ------------
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                 6,869,332      6,000,000
                               ============   ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       37        116,411             -              -        116,448


Activity July 1, 1992
 through June 30, 1999                             -              -             -       (119,267)      (119,267)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 1999                      11,617        239,163      (151,332)      (119,267)       (19,819)

Issuance of common stock upon
 conversion of debt, note 4                       11         34,853             -              -         34,864


Net loss                                           -              -             -        (45,508)       (45,508)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2000                      11,628        274,016      (151,332)      (164,775)       (30,463)


Net loss                                           -              -             -        (65,002)       (65,002)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2001                $     11,628   $    274,016  $   (151,332)  $   (229,777)  $    (95,465)

Net loss                                           -              -             -        (14,604)       (14,604)

Issuance of common stock,
 upon conversion of debt, note 4                  21         64,065             -              -         64,086
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2001
 (Unaudited)                            $     11,649   $    338,081  $   (151,332)  $   (344,381)  $    (45,983)
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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                    of the
                                                                  Development
                                                                     Stage,
                                          Quarter      Quarter    July 1, 1992
                                           ended        ended       through
                                         Sept. 30,    Sept. 30,    Sept. 30,
                                           2001         2000          2001
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (14,604) $    (4,218) $ (244,381)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase in accrued expenses              6,852        1,479      34,852
                                        -----------  -----------  ----------
     NET CASH USED IN
      OPERATING ACTIVITIES                   (7,752)      (2,739)   (209,529)
                                        -----------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance from an officer                         -            -     (10,000)
  Repayment of advances to officer                -            -      10,000
                                        -----------  -----------  ----------
     NET CASH PROVIDED BY
      INVESTING ACTIVITIES                        -            -           -
                                        -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Overdraft                             (2,596)           -           -
  Advances from an officer                   10,348        2,800     202,029
  Proceeds from notes payable                     -            -       7,500
                                        -----------  -----------  ----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                    7,752        2,800     209,529
                                        -----------  -----------  ----------
      NET INCREASE (DECREASE) IN CASH             -           61           -

CASH AT BEGINNING OF PERIOD                       -           74           -
                                        -----------  -----------  ----------
CASH AT END OF PERIOD                   $         -  $       135  $        -
                                        ===========  ===========  ==========

Supplementary disclosures:
  Interest paid                         $         -  $         -  $    1,736
                                        ===========  ===========  ==========



The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             SEPTEMBER 30, 2001

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended September 30, 2001, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2001, the Company funded its disbursements by loans from officers.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at September 30, 2001 total approximately $395,000 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with change in ownership rules of the Internal Revenue Code.

Deferred tax benefit resulting from these loss carryforwards are subject to 100% valuation allowance due to the uncertainty of realization.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             SEPTEMBER 30, 2001

3. RELATED PARTY TRANSACTIONS

Officers of the Company advance money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the three months ended September 30, 2000, an officer advanced $2,800. During the three months ended September 30, 2001, two officers advanced a total of $10,348 (including $848 of accrued interest). In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4).

The unpaid balance of advances was $2,119 and $55,857 at September 30, 2001 and June 30, 2001, respectively.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $0 and $2,168 during the three months ended September 30, 2001 and 2000, respectively. Professional fees owed to this firm total $17,907 and $12,174 at September 30, 2001 and June 30, 2001, respectively.

4. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest of $116,448 into 3,726,331 shares of common stock or $0.03125 per share. On June 21, 2000, the Company converted its advances to another officer and related accrued interest totaling $34,865 into 1,115,673 shares of common stock or $0.03125 per share. On August 22, 2001 the Company converted $64,086 of loans from officers and accrued interest into 2,050,731 shares of common stock or $0.03125 per share.

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

Results of Operations
---------------------
The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1992. The Company's costs and expenses associated with the preparation and filing of this filing and other operations of the Company have been paid for by shareholders of the Company, specifically Mark A. Scharmann and David Knudson. It is anticipated that the Company will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future until the completion of a proposed acquisition. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the financial statements during the three months ended September 30, 2001, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2001, the Company funded its disbursements by loans from officers.

As indicated above Officers of the Company have advance money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the three months ended September 30, 2000, an officer advanced $2,800. During the three months ended September 30, 2001, two officers advanced a total of $10,348 (including $848 of accrued interest). In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4 to the Company's financial statements).

The unpaid balance of advances was $2,119 and $55,857 at September 30, 2001 and June 30, 2001, respectively.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     None.


(b)     Reports on Form 8-K.
        --------------------

On September 6, 2001, the Company filed an Current Report on Form 8-K with the Commission reporting the issuance of shares to Mr. Scharmann and Mr. Knudson for conversion of debt, as described above in ITEM 5. OTHER INFORMATION.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IMMUNOTECHNOLOGY CORPORATION
                                      [Registrant]


Dated: November 14, 2001              By/S/ David Knudson [Principal
                                      Accounting Officer]