Form 10QSB/A
period 2001-09-30
IMMUNOTECHNOLOGY CORP
filed 2001-11-14
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB/A


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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                    ASSETS          (Unaudited)
                                                    September 30,   June 30,
                                                        2001          2001
                                                    -----------   -----------

CURRENT ASSETS
 Cash                                               $         -   $         -
                                                    -----------   -----------
    TOTAL ASSETS                                    $         -   $         -
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Bank overdraft                                     $         -   $     2,596
 Accrued expenses                                        43,864        37,012
 Advances from officers                                   2,119        55,857
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            45,983        95,465
                                                    -----------   -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Outstanding - 8,050,731 (6,000,000 at June
     30, 2001)                                           11,649        11,628
Paid in capital                                         338,081       274,016
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (244,381)     (229,777)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (45,983)      (95,465)
                                                    -----------   -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $         -   $         -
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

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

BASIC AND DILUTED LOSS PER
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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       48        151,312             -              -        151,264

Activity July 1, 1992
 through June 30, 2000                             -              -             -       (164,775)      (164,775)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2000                      11,628        274,016      (151,332)      (164,775)       (30,463)

Net loss                                           -              -             -         (4,218)        (4,218)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2000                 11,628        274,016      (151,332)      (168,993)       (34,681)

Net loss                                           -              -             -        (60,784)       (60,784)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2001                $     11,628   $    274,016  $   (151,332)  $   (229,777)  $    (95,465)

Net loss                                           -              -             -        (14,604)       (14,604)

Issuance of common stock,
 upon conversion of debt, note 4                  21         64,065             -              -         64,086
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2001
 (Unaudited)                            $     11,649   $    338,081  $   (151,332)  $   (244,381)  $    (45,983)
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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                    of the
                                                                  Development
                                                                     Stage,
                                          Quarter      Quarter    July 1, 1992
                                           ended        ended       through
                                         Sept. 30,    Sept. 30,    Sept. 30,
                                           2001         2000          2001
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (14,604) $    (4,218) $ (244,381)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase in accrued expenses              6,852        1,479      34,852
                                        -----------  -----------  ----------
     NET CASH USED IN
      OPERATING ACTIVITIES                   (7,752)      (2,739)   (209,529)
                                        -----------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance from an officer                         -            -     (10,000)
  Repayment of advances to officer                -            -      10,000
                                        -----------  -----------  ----------
     NET CASH PROVIDED BY
      INVESTING ACTIVITIES                        -            -           -
                                        -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Overdraft                             (2,596)           -           -
  Advances from an officer                   10,348        2,800     202,029
  Proceeds from notes payable                     -            -       7,500
                                        -----------  -----------  ----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                    7,752        2,800     209,529
                                        -----------  -----------  ----------
      NET INCREASE IN CASH                        -           61           -

CASH AT BEGINNING OF PERIOD                       -           74           -
                                        -----------  -----------  ----------
CASH AT END OF PERIOD                   $         -  $       135  $        -
                                        ===========  ===========  ==========

Supplementary disclosures:
  Interest paid                         $         -  $         -  $    1,736
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

4. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest of $116,448 into 3,726,331 shares of common stock or $0.03125 per share. On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,864 into 1,115,673 shares of common stock or $0.03125 per share. On August 22, 2001 the Company converted $64,086 of loans from officers and accrued interest into 2,050,731 shares of common stock or $0.03125 per share.

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

As indicated above Officers of the Company have advanced money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the three months ended September 30, 2000, an officer advanced $2,800. During the three months ended September 30, 2001, two officers advanced a total of $10,348 (including $848 of accrued interest). In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4 to the Company's financial statements).

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