Form 10QSB
period 2001-12-31
IMMUNOTECHNOLOGY CORP
filed 2002-02-19
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 2001

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       8,050,731
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of December 31, 2001

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS

                                    ASSETS          (Unaudited)
                                                    December 31,    June 30,
                                                        2001          2001
                                                    -----------   -----------

CURRENT ASSETS
 Cash                                               $         -   $         -
                                                    -----------   -----------
    TOTAL ASSETS                                    $         -   $         -
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Bank Overdraft                                     $       763   $     2,596
 Accrued Expenses                                        43,864        37,012
 Advances from officers, note 3                          22,421        55,857
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            67,048        95,465
                                                    -----------   -----------

STOCKHOLDERS' DEFICIT, note 4
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 8,050,731
    (6,000,000 at June 30, 2001)                         11,649        11,628
Paid in capital                                         338,081       274,016
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (265,446)     (229,777)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (67,048)      (95,465)
                                                    -----------   -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $         -   $         -
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                                       From Inception of
                                                                                       the Development
                               Three Months  Six Months    Three Months  Six Months    Stage, July 1, 1992
                                  ended         ended         ended         ended      through
                               Dec 31, 2001  Dec 31, 2001  Dec 31, 2000  Dec 31, 2000  December 31, 2001
                               ------------  ------------  ------------  ------------  --------------
REVENUE                        $          -  $          -  $          -  $          -  $            -

COST OF REVENUE                           -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------

  GROSS PROFIT                            -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------
OPERATING EXPENSES
  Professional fees                  16,269        25,121         7,078        11,001         171,403
  Taxes and licenses                      -             -             -             -           1,637
  Bank fees and service charges         238           367           214           255           3,026
  Agent Fees                             75            75             -             -              75
  Meals and entertainment                 -             -             -             -             300
  Travel                              3,661         8,306         3,530         3,530          67,270
  Office expense                        520           650             -             -           8,950
  Interest expense                      302         1,150           465           719          12,785
                               ------------  ------------  ------------  ------------  --------------
   TOTAL OPERATING EXPENSES    $     21,065  $     35,669  $     11,287        15,505         265,446
                               ------------  ------------  ------------  ------------  --------------
    NET LOSS                   $    (21,065) $    (35,669) $    (11,287) $    (15,505) $     (265,446)
                               ============  ============  ============  ============  ==============
    BASIC LOSS PER COMMON
     SHARE                     $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                               ============  ============  ============  ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             8,050,731     7,460,031     6,000,000     6,000,000
                               ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       48        151,264             -              -        151,312

Net Loss From July 1, 1992
 through June 30, 2000                             -              -             -       (164,775)      (164,775)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2000                      11,628        274,016      (151,332)      (164,775)       (30,463)

Net loss                                           -              -             -         (4,218)        (4,218)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2000                 11,628        274,016      (151,332)      (168,993)       (34,681)

Net loss                                           -              -             -        (11,287)       (11,287)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2000            $     11,628   $    274,016  $   (151,332)  $   (180,280)  $    (45,968)

Net loss                                           -              -             -        (49,497)       (49,497)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2001                $     11,628   $    274,016  $   (151,332)  $   (229,777)  $    (95,465)

Net loss                                           -              -             -        (14,604)       (14,604)

Issuance of common stock,
 upon conversion of debt, note 4                  21         64,065             -              -         64,086
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2001
 (Unaudited)                                  11,649        338,081      (151,332)      (244,381)       (45,983)

Net loss                                           -              -             -        (21,065)       (21,065)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2001
 (Unaudited)                            $     11,649   $    338,081  $   (151,332)  $   (265,446)  $    (67,048)
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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                     of the
                                                                  Development
                                                                     Stage,
                                        Six months   Six months  July 1, 1992
                                           ended        ended       through
                                          Dec. 31,     Dec. 31,     Dec. 31,
                                           2001         2000          2001
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (35,669) $   (15,505) $  (265,446)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase in accrued expenses              6,852        1,444       34,852
                                        -----------  -----------  -----------
     NET CASH USED IN
      OPERATING ACTIVITIES                  (28,817)     (14,061)    (230,594)
                                        -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                           -            -      (10,000)
  Repayment of advance to an officer              -            -       10,000
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      INVESTING ACTIVITIES                        -            -            -
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Overdraft                             (1,833)           -          763
  Advances from an officer                   30,650       14,050      222,331
  Proceeds from notes payable                     -            -        7,500
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   28,817       14,050      230,594
                                        -----------  -----------  -----------
      NET INCREASE (DECREASE) IN CASH             -          (11)           -

CASH AT BEGINNING OF PERIOD                       -           74            -
                                        -----------  -----------  -----------
CASH AT END OF PERIOD                   $         -  $        63  $         -
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid                         $      -     $         -  $     1,736
                                        ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             DECEMBER 31, 2001

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended December 31, 2001, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the six months ended December 31, 2001, the Company funded its disbursements by loans from officers.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at December 31, 2001 total approximately $416,000 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with the rules of change in ownership.

Deferred tax benefit resulting from these loss carryforwards are subject to a 100% valuation allowance due to the uncertainty of realization.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             DECEMBER 31, 2001

3. RELATED PARTY TRANSACTIONS

Officers of the Company advance money to fund the Company's expenses. All advances bear interest at a rate of 10% and are due on demand. During the six months ended December 31, 2000, an officer advanced $14,050. During the six months ended December 31, 2001, two officers advanced a total of $30,650. In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4).

The unpaid balance of advances (including accrued interest) was $22,421 and $55,857 at December 31, 2001 and June 30, 2001, respectively.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $10,166 and $8,270 during the six months ended December 31, 2001 and 2000, respectively. Professional fees owed to this firm totaled $16,062 and $12,174 at December 31, 2001 and June 30, 2001, respectively.

4. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest of $116,448 into 3,726,331 shares of common stock or $0.03125 per share. On June 21, 2000, the Company converted its advances to another officer and related accrued interest totaling $34,865 into 1,115,673 shares of common stock or $0.03125 per share. On August 22, 2001, the Company converted $64,086 of loans from officers and accrued interest into 2,050,731 shares of common stock or $0.03125 per share.

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

As shown in the financial statements during the six months ended December 31, 2001, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the six months ended December 31, 2001, the Company funded its disbursements by loans from officers.

As indicated above Officers of the Company have advanced money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the six months ended December 31, 2000, an officer advanced $14,050. During the six months ended December 31, 2001, two officers advanced a total of $30,650. In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4 to the Company's financial statements).

The unpaid balance of advances was $22,421 and $55,857 at December 31, 2001 and June 30, 2001, respectively.

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

     None

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

                                      IMMUNOTECHNOLOGY CORPORATION
                                      [Registrant]


Dated: February 19, 2002              By/S/ David Knudson [Principal
                                      Accounting Officer]