Form 10QSB
period 2002-03-31
IMMUNOTECHNOLOGY CORP
filed 2002-05-06
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2002

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       8,050,731
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of May 2, 2002

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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS

                                    ASSETS          (Unaudited)
                                                      March 31,     June 30,
                                                        2002          2001
                                                    -----------   -----------

CURRENT ASSETS
 Cash                                               $        22   $         -
                                                    -----------   -----------
    TOTAL ASSETS                                    $        22   $         -
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Bank Overdraft                                     $         -   $     2,596
 Accrued Expenses                                        48,413        37,012
 Advances from officers, note 3                          30,314        55,857
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                            78,727        95,465
                                                    -----------   -----------
COMMITMENTS AND CONTINGENCIES, note 5

STOCKHOLDERS' DEFICIT, note 4
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares
    Issued and outstanding - 8,050,731                   11,649        11,628
Paid in capital                                         338,081       274,016
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (277,103)     (229,777)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                         (78,705)      (95,465)
                                                    -----------   -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $        22   $         -
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                       From Inception of
                                                                                       the Development
                               Three Months  Nine Months   Three Months  Nine Months   Stage, July 1, 1992
                                  ended         ended         ended         ended      through
                               Mar 31, 2002  Mar 31, 2002  Mar 31, 2001  Mar 31, 2001  March 31, 2002
                               ------------  ------------  ------------  ------------  --------------
REVENUE                        $          -  $          -  $          -  $          -  $            -

COST OF REVENUE                           -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------

  GROSS PROFIT                            -             -             -             -               -
                               ------------  ------------  ------------  ------------  --------------
OPERATING EXPENSES
  Professional fees                   9,857        34,978        13,110        24,111         181,260
  Taxes and licenses                      -             -            50            50           1,637
  Bank fees and service charges         157           524           131           386           3,183
  Agent Fees                              -            75             -             -              75
  Meals and entertainment                 -             -             -             -             300
  Travel                              1,000         9,306         4,817         8,347          68,270
  Office expense                          -           650             -             -           8,950
  Interest expense                      643         1,793           808         1,527          13,428
                               ------------  ------------  ------------  ------------  --------------
   TOTAL OPERATING EXPENSES    $     11,657  $     47,326  $     18,916        34,421         277,103
                               ------------  ------------  ------------  ------------  --------------
    NET LOSS                   $    (11,657) $    (47,326) $    (18,916) $    (34,421) $     (277,103)
                               ============  ============  ============  ============  ==============
    BASIC LOSS PER COMMON
     SHARE                     $          -  $          -  $          -  $          -
                               ============  ============  ============  ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             8,050,731     7,654,057     6,000,000     6,000,000
                               ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       48        151,264             -              -        151,312

Net Loss From July 1, 1992
 through June 30, 2000                             -              -             -       (164,775)      (164,775)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2000                      11,628        274,016      (151,332)      (164,775)       (30,463)

Net loss                                           -              -             -        (15,505)       (15,505)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2000                  11,628        274,016      (151,332)      (180,280)       (45,968)

Net loss                                           -              -             -        (18,916)       (18,916)
                                        ------------   ------------  ------------   ------------   ------------
Balance at March 31, 2001               $     11,628   $    274,016  $   (151,332)  $   (199,196)  $    (64,884)

Net loss                                           -              -             -        (30,581)       (30,581)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2001                $     11,628   $    274,016  $   (151,332)  $   (229,777)  $    (95,465)

Issuance of common stock,
 upon conversion of debt, note 4                  21         64,065             -              -         64,086

Net loss                                           -              -             -        (35,669)       (35,669)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2001                  11,649        338,081      (151,332)      (265,446)       (67,048)

Net loss                                           -              -             -        (11,657)       (11,657)
                                        ------------   ------------  ------------   ------------   ------------
Balance at March 31, 2002               $     11,649   $    338,081  $   (151,332)  $   (277,103)  $    (78,705)
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

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                                                     of the
                                                                  Development
                                                                     Stage,
                                        Nine Months  Nine Months July 1, 1992
                                           ended        ended       through
                                          Mar. 31,     Mar. 31,     Mar. 31,
                                           2002         2001          2002
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (47,326) $   (34,421) $  (277,103)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase in accrued expenses             11,401          519       39,401
                                        -----------  -----------  -----------
     NET CASH USED IN
      OPERATING ACTIVITIES                  (35,925)     (33,902)    (237,702)
                                        -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                           -            -       10,000
  Repayment of advance to an officer              -            -      (10,000)
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      INVESTING ACTIVITIES                        -            -            -
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Overdraft                             (2,596)       1,933            -
  Advances from an officer                   38,543       31,895      230,224
  Proceeds from notes payable                     -            -        7,500
                                        -----------  -----------  -----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   35,947       33,828      237,724
                                        -----------  -----------  -----------
      NET INCREASE (DECREASE) IN CASH            22          (74)          22

CASH AT BEGINNING OF PERIOD                       -           74            -
                                        -----------  -----------  -----------
CASH AT END OF PERIOD                   $        22  $         -  $        22
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid                         $      -     $         -  $     1,736
                                        ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                               MARCH 31, 2002

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended March 31, 2002, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the nine months ended March 31, 2002, the Company funded its disbursements by loans from officers.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at March 31, 2002 total approximately $425,000 and expire between June 30, 2004 and June 30, 2015. Loss carryforwards are limited in accordance with the rules of change in ownership. Deferred tax benefit resulting from these loss carryforwards are subject to a 100% valuation allowance due to the uncertainty of realization.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                               MARCH 31, 2002

3. RELATED PARTY TRANSACTIONS

Officers of the Company advance money to fund the Company's expenses. All advances bear interest at a rate of 10% and are due on demand. During the nine months ended March 31, 2002, an officer advanced $37,900. In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4).

The unpaid balance of advances (including accrued interest) was $30,314 and $55,857 at March 31, 2002 and June 30, 2001, respectively.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $12,475 and $10,690 during the nine months ended March 31, 2002 and 2001, respectively. Professional fees owed to this firm totaled $18,526 and $12,174 at March 31, 2002 and June 30, 2001, respectively.

4. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest of $116,448 into 3,726,331 shares of common stock or $0.03125 per share. On June 21, 2000, the Company converted its advances to another officer and related accrued interest totaling $34,865 into 1,115,673 shares of common stock or $0.03125 per share. On August 22, 2001, the Company converted $64,086 of loans from officers and related accrued interest into 2,050,731 shares of common stock or $0.03125 per share.

5. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should the balance accrue interest, the liability could increase by approximately $20,000.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of or plans and objectives or our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations
---------------------
We are considered a development stage company with no assets or capital and with no operations or income since approximately 1992. Our costs and expenses associated with the preparation and filing of this filing and our other operations have, in large part, been paid for by two of our principal shareholders, Mark A. Scharmann and David Knudson. It is anticipated that we will require only nominal capital to maintain our viability and necessary funds will most likely be provided by our existing shareholders or our officers and directors in the immediate future until the completion of a proposed acquisition. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in our financial statements during the nine months ended March 31, 2002, we Company did not have any revenues, and we have a net capital deficiency. These factors among other may indicate that we will be unable to continue as a going concern for a reasonable period of time. For the nine months ended March 31, 2002, we have funded our operations through loans from officers.

As indicated above our officers have advanced money to fund our expenses. All advances bear interest at 10%, and are due on demand. During the nine months ended March 31, 2002, an officer advanced $38,543. During the nine months ended March 31, 2001, officers advanced a total of $31,895. In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4 to our financial statements).

The unpaid balance of such advances was $30,314 and $55,857 at March 31, 2002 and June 30, 2001, respectively.

In the opinion of our management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, our management will evaluate the possible effects of inflation as it relates to our business and operations following a successful acquisition or merger.

Plan of Operation
-----------------
Because we lack working capital it may be necessary for our officers and directors to either advance funds or for us to accrue expenses until such time as a successful business consolidation can be made. Our management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Our directors may receive compensation for services provided to us until such time as an acquisition or merger can be accomplished. However, if we engage outside advisors or consultants, it may be necessary for us to attempt to raise additional funds. We have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

In the event we do need to raise capital the most likely method available to us would be the private sale of our securities. It is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Our management is confident that we will be able to operate in this manner and to continue our search for business opportunities during the next twelve months.


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

                                      IMMUNOTECHNOLOGY CORPORATION
                                      [Registrant]


Dated: May 2, 2002                    By/S/ David Knudson [Principal
                                      Accounting Officer]