Form 10KSB
period 2002-06-30
IMMUNOTECHNOLOGY CORP
filed 2002-09-30
CIK 789097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2002
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

  Based on the average bid and asked prices of the common stock at September 24, 2002 of $0.15 per share, the market value of shares held by nonaffiliates (1,267,432 shares) would be $190,115.

  As of September 24, 2002, the Company had 8,050,731 shares of common stock issued and outstanding.

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

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2002.

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
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended June 30, 2000
-------------------------------
First Quarter                                 $  0.25       $ 0.25
Second Quarter                                $  0.25       $ 0.25
Third Quarter                                 $  0.38       $ 0.25
Fourth Quarter                                $  0.56       $ 0.38

Fiscal Year Ended June 30, 2001
-------------------------------
First Quarter                                 $  0.56       $ 0.30
Second Quarter                                $  0.34       $ 0.28
Third Quarter                                 $  0.41       $ 0.28
Fourth Quarter                                $  0.41       $ 0.28

Fiscal Year Ended June 30, 2002
-------------------------------
First Quarter                                 $  0.40       $ 0.12
Second Quarter                                $  0.35       $ 0.13
Third Quarter                                 $  0.15       $ 0.15
Fourth Quarter                                $  0.25       $ 0.12

At September 24, 2002, the Company's Common Stock was quoted on the OTC Bulletin Board ("IMNT") at a bid and asked price of $0.12 and $0.18, respectively.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2002, the Company had approximately 50 shareholders of record based on information provided by the Company's transfer agent.

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

                                PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of June 30, 2002, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name            Age   Position                    Director or Officer Since
   ----            ---   --------                    -------------------------
Mark A. Scharmann  44    President and Director      February 1997
David Knudson      42    Secretary/Treasurer and
                         Director                    February 1997
Dan O. Price       48    Director                    May 2001

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

David Knudson has worked as a business consultant since 1985. From 1992 to 1995 he was employed as a computer information systems consultant at Weber State University, and an adjunct professor in the Information Systems & Technologies department from 1994 to 1996. He earned his BS Degree in Finance at Weber State College, Ogden, Utah, in 1984 and a BS Degree in Information Systems & Technologies at Weber State University in 1995. Mr. Knudson is also Secretary/Treasurer and Director of Nightingale, Inc., and Secretary/Treasurer and Director of Pacific Alliance Corporation (OTCBB:PALC).

Dan O. Price has been a director of the Company since May 2001. From 1993 to 1998, Mr. Price served as vice president for corporate development of Troika Capital, Inc., Ogden, Utah, a financial consulting company. From October 1998 to October 2000, Mr. Price worked as an evaluator at Learning Technics, Kirkland, WA and Salt Lake City, UT. Since February 2001, Mr. Price has been working as an Enrollment Counselor for the University of Phoenix in Salt Lake City. Mr. Price is also Vice President and Director of Pacific Alliance Corporation (OTCBB:PALC).

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

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 2002, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Mark Scharmann,     2002 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 President 3/01     2001 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 until present

John A. Wise, Pres. 2001 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 and Chairman       2000     -0-    -0-       -0-         -0-      -0-     -0-       -0-
 until 3/01         1999     -0-    -0-       -0-         -0-      -0-     -0-       -0-


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

Compensation Pursuant to Plans: None.

Pension Table: Not Applicable.

Other Compensation: None

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 24, 2002, the name and the number of shares of the Company's Common Stock, par value $0.00001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the Company's 8,050,731 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

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

On April 2, 1999, the Company loaned Mr. Scharmann $10,000. The advance was evidenced by a demand note with interest at the rate of 10% per annum. This advance was paid in full in August 1999.

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

David Knudson, an officer and director of the Company, through his consulting firm Twelve O Eight, has provided bookkeeping and other services to the Company, for which it has been paid fees totaling $13,475 and $15,924 during the years ended June 30, 2002 and 2001, respectively. Additional fees in the amount of $19,864 had not yet been paid at June 30, 2002 and were included in accrued expenses.

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



                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Rose, Snyder & Jacobs                      14
Balance Sheet as of June 30, 2002                                          15
Statements of Operations for the years ended June 30, 2002
 and 2001 and from inception of the development stage, July 1, 1992
 through June 30, 2002                                                     16
Statements of Stockholders' Equity for the years ended June 30, 2002
 and 2001                                                                  17
Statements of Cash Flows for the years ended June 30, 2002
 and 2001 and from inception of the development stage, July 1, 1992
 through June 30, 2002                                                     18
Notes to Financial Statements                                              19

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

     Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                   ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on September 16, 2002.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        IMMUNOTECHNOLOGY CORPORATION


Date: September 27, 2002              By /S/ Mark A. Scharmann,
                                         President and Director

Date: September 27, 2002              By /S/ David Knudson
                                         Secretary/Treasurer and Director

Date: September 27, 2002              By /S/Dan O. Price, Director

                              CERTIFICATIONS



I, Mark A. Scharmann, certify that:

1. I have reviewed this annual report on Form 10-KSB of Immunotechnology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual_report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 27, 2002                         /S/ Mark A. Scharmann

I, David Knudson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Immunotechnology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual_report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 27, 2002                         /S/ David Knudson

                        INDEPENDENT AUDITORS' REPORT

To the Stockholders of
ImmunoTechnology Corporation

     We have audited the accompanying balance sheet of ImmunoTechnology Corporation (a Delaware Corporation in the Development Stage), as of June 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2002 and 2001 and the period from inception of the development stage (July 1, 1992) through June 30, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoTechnology Corporation (a Development Stage Company) as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and the period from the inception of the development stage (July 1, 1992) through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

September 12, 2002

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 2002

                                    ASSETS


CURRENT ASSETS
  Cash                                              $         -
                                                    -----------
    TOTAL ASSETS                                    $         -
                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                    $        23
  Accrued expenses                                       48,413
  Loan from officers, note 3                             40,939
                                                    -----------
    TOTAL CURRENT LIABILITIES                            89,375
                                                    -----------
STOCKHOLDERS' DEFICIT
 Preferred stock, par value $.00001 per share
  Authorized - 5,000,000 shares
  Issued - none
 Common stock, par value
  $.00001 per share
  Authorized - 50,000,000 shares
  Outstanding - 8,050,731                                11,649
 Paid in capital                                        338,081
 Accumulated deficit prior to the development stage    (151,332)
 Accumulated deficit during the development stage      (287,773)
                                                    -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (89,375)
                                                    -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $         -
                                                    ===========

      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                            From inception of
                                                             the development
                                                           stage, July 1, 1992
                                                                 through
                                   2002           2001        June 30, 2002
                               ------------   ------------   ---------------
REVENUE                        $          -   $          -   $             -

COST OF REVENUE                           -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                            -              -                 -

OPERATING EXPENSES
  Professional fees                  38,176         48,825           184,458
  Transfer stock                      4,075              -             4,075
  Taxes and licenses                      -             50             1,637
  Bank fees and service charges         751            565             3,410
  Meals and entertainment                 -              -               300
  Travel                             10,566         12,347            69,530
  Office expense                      1,810            530            10,110
  Interest expense, net               2,618          2,685            14,253
                               ------------   ------------   ---------------

   TOTAL OPERATING EXPENSES    $     57,996   $     65,002   $       287,773
                               ------------   ------------   ---------------
    NET LOSS                   $    (57,996)  $    (65,002)  $      (287,773)
                               ============   ============   ===============

    BASIC AND DILUTED LOSS
     PER COMMON SHARE          $       (.01)  $       (.01)
                               ============   ============
    WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES             7,752,954      6,000,000
                               ============   ============


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       48        151,264             -              -        151,312


Activity July 1, 1992
 through June 30, 2000                             -              -             -       (164,775)      (164,775)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2000                      11,628        274,016      (151,332)      (164,775)       (30,463)

Net loss                                           -              -             -        (65,002)       (65,002)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2001                      11,628        274,016      (151,332)      (229,777)       (95,465)

Issuance of common stock upon
 conversion of debt, note 4                       21         64,065             -              -         64,065


Net loss                                           -              -             -        (57,996)       (57,996)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2002                $     11,649   $    338,081  $   (151,332)  $   (287,773)  $    (89,375)
                                        ============   ============  ============   ============   ============


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                From Inception
                                                                    of the
                                                                 Development
                                                                Stage, July 1
                                                                 1992 through
                                            2002        2001    June 30, 2002
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (57,996) $   (65,002)    (287,773)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase (decrease) in accrued
     expenses                                14,019       15,479       42,019
                                        -----------  -----------  -----------
NET CASH USED IN OPERATING ACTIVITIES       (43,977)     (49,523)    (245,754)
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                           -            -      (10,000)
  Repayment of advance to an officer              -            -       10,000
                                        -----------  -----------  -----------
NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                   -            -            -
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                             (2,573)       2,596           23
  Advances from officer                      46,550       46,853      238,231
  Proceeds from notes payable                     -            -        7,500
                                        -----------  -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                  43,977       49,449      245,754
                                        -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH                   -          (74)           -

CASH AT BEGINNING OF YEAR                         -           74            -
                                        -----------  -----------  -----------
CASH AT END OF YEAR                     $         -  $         -  $         -
                                        ===========  ===========  ===========

Supplementary disclosures:
  Interest paid in cash                 $         -  $         -  $     1,736
                                        ===========  ===========  ===========


      See independent auditors' report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern
------------------------------
ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended June 30, 2002, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended June 30, 2002, the Company funded its disbursements by loans from officers.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at June 30, 2002 total approximately $440,000 and expire between June 30, 2004 and June 30, 2022. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance for 100% of deferred tax benefits has been recorded due to the uncertainty of realizing these potential future benefits.



                         See independent auditors' report.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002


3. RELATED PARTY TRANSACTIONS

Two officers of the Company advanced money to the Company since inception of the development stage. At March 31, 1999, the advances and related accrued interest were converted into shares of common stock (see Note 4).

At June 21, 2000, $34,865 of additional advances were converted into shares of common stock (see Note 4). During the years ended June 30, 2002 and 2001, the two officers above advanced money to the Company for a total of $46,550 and $46,853, respectively. On August 22, 2001, $64,086 of advances, including related interest was converted into shares of common stock (see Note 4). All advances bear interest at a rate of 10%.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $13,475 and $15,924 during the years ended June 30, 2002 and 2001, respectively. Additional fees in the amount of $19,864 had not yet been paid at June 30, 2002 and were included in accrued expenses.

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

5. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $21,000.






                         See independent auditors' report.