Form 10QSB
period 2002-09-30
IMMUNOTECHNOLOGY CORP
filed 2002-11-15
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2002

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       8,050,731
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2002

                        PART I -- FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Stockholders of ImmunoTechnology Corporation

We have reviewed the accompanying balance sheets of ImmunoTechnology Corporation (a Delaware corporation in the Development Stage) as of September 30, 2002 and June 30, 2002 and the statements of operations and cash flows for the three months ended September 30, 2002 and 2001, and for the period from inception of the development stage (July 1, 1992) through September 30, 2002, and the statements of stockholders' deficit for the period from inception of the development stage (July 1, 1992) through September 30, 2002. These financial statements are the responsibility of the management of ImmunoTechnology Corporation.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/S/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
October 14, 2002

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                    ASSETS
                                                    September 30,   June 30,
                                                        2002          2002
                                                    -----------   -----------

CURRENT ASSETS
 Cash                                               $         -   $         -
                                                    -----------   -----------
    TOTAL ASSETS                                    $         -   $         -
                                                    ===========   ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Bank overdraft                                     $     1,728   $        23
 Accrued expenses                                        47,000        48,413
 Loans from officers, note 3                             52,584        40,939
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                           101,312        89,375
                                                    -----------   -----------

COMMITMENTS AND CONTINGENCIES, note 5

STOCKHOLDERS' DEFICIT, note 4
  Preferred stock, par value
    $.00001 per share
    Authorized - 5,000,000 shares
    Issued - none
  Common stock, par value
    $.00001 per share
    Authorized - 50,000,000 shares;
    Issued and Outstanding - 8,050,731                   11,649        11,649
  Paid in capital                                       338,081       338,081
Accumulated deficit prior to the development stage     (151,332)     (151,332)
Accumulated deficit during the development stage       (299,710)     (287,773)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                        (101,312)      (89,375)
                                                    -----------   -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                        $         -   $         -
                                                    ===========   ===========

Prepared without audit. See independent accountants' review report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS


                                                            From Inception of
                                                             the Development
                                  Three Months Ended       Stage, July 1, 1992
                                      September 30,              through
                                    2002           2001      Sept. 30, 2002
                               ------------   ------------   ---------------
REVENUE                        $          -   $          -   $             -

COST OF REVENUE                           -              -                 -
                               ------------   ------------   ---------------

  GROSS PROFIT                            -              -                 -

OPERATING EXPENSES
  Professional fees                   8,059          8,852           196,592
  Taxes and licenses                      -              -             1,637
  Bank fees and service charges         148            129             3,558
  Meals and entertainment                 -              -               300
  Travel                              2,585          4,645            72,115
  Office expense                          -            130            10,110
  Interest expense                    1,145            848            15,398
                               ------------   ------------   ---------------
   TOTAL OPERATING EXPENSES    $     11,937   $     14,604   $       299,710
                               ------------   ------------   ---------------
    NET LOSS                   $    (11,937)  $    (14,604)  $      (299,710)
                               ============   ============   ===============

BASIC AND DILUTED LOSS PER
 COMMON SHARE                  $          -   $          -
                               ------------   ------------
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                 8,050,731      6,869,332
                               ============   ============


Prepared without audit. See independent accountants' review report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       48        151,264             -              -        151,312

Net loss from July 1, 1992
 through June 30, 2001                             -              -             -       (229,777)      (229,777)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2001                $     11,628   $    274,016  $   (151,332)  $   (229,777)  $    (95,465)

Net loss                                           -              -             -        (14,604)       (14,604)

Issuance of common stock,
 upon conversion of debt, note 4                  21         64,065             -              -         64,086
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2001
                                              11,649        338,081      (151,332)      (244,381)       (45,983)

Net loss                                           -              -             -        (43,392)       (43,392)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2002                      11,649        338,081      (151,332)      (287,773)       (89,375)

Net loss                                           -              -             -        (11,937)       (11,937)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2002           $     11,649   $    338,081  $   (151,332)  $   (299,710)  $   (101,312)
                                        ============   ============  ============   ============   ============




Prepared without audit. See independent accountants' review report and notes to financial statements.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                From Inception
                                                                    of the
                                                                  Development
                                                                     Stage,
                                          Quarter      Quarter    July 1, 1992
                                           ended        ended       through
                                         Sept. 30,    Sept. 30,    Sept. 30,
                                           2002         2001          2002
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (11,937) $   (14,604) $ (299,710)
  Adjustment to reconcile net loss to
   net cash used in operating
   activities
    Increase in accrued expenses             (1,413)       6,852      40,606
                                        -----------  -----------  ----------
     NET CASH USED IN
      OPERATING ACTIVITIES                  (13,350)      (7,752)   (259,104)
                                        -----------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance from an officer                         -            -     (10,000)
  Repayment of advances to officer                -            -      10,000
                                        -----------  -----------  ----------
     NET CASH PROVIDED BY
      INVESTING ACTIVITIES                        -            -           -
                                        -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from an officer                   11,645       10,348     249,876
  Proceeds from notes payable                     -            -       7,500
                                        -----------  -----------  ----------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   11,645       10,348     257,376
                                        -----------  -----------  ----------
      NET INCREASE (DECREASE) IN CASH        (1,705)       2,596      (1,728)

CASH (OVERDRAFT) AT BEGINNING OF PERIOD         (23)      (2,596)          -
                                        -----------  -----------  ----------
CASH (OVERDRAFT) AT END OF PERIOD       $    (1,728) $         -  $   (1,728)
                                        ===========  ===========  ==========

Supplementary disclosures:
  Interest paid                         $         -  $         -  $    1,736
                                        ===========  ===========  ==========



Prepared without audit. See independent accountants' review report and notes to financial statements.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended September 30, 2002, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2002, the Company funded its disbursements by loans from an officer.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows
----------
Cash consists of balances in a demand account at a bank, and related overdraft.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at September 30, 2002 total approximately $450,000 and expire between June 30, 2004 and June 30, 2023. Use of loss carryforwards are limited in accordance with the rules of change in ownership.

Deferred tax benefit resulting from these loss carryforwards are subject to 100% valuation allowance due to the uncertainty of realization.

                         IMMUNOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2001

3. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2002, one officer advanced a total of $11,645 (including $1,145 of accrued interest). The unpaid balance of advances was $52,584 and $40,939 at September 30, 2002 and June 30, 2002, respectively.

Officers of the Company advance money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the three months ended September 30, 2001, two officers advanced a total of $10,348 (including $848 of accrued interest). In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4).

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $5,303 and $0 during the three months ended September 30, 2002 and 2001, respectively. Professional fees owed to this firm total $20,295 and $19,864 at September 30, 2002 and June 30, 2002, respectively.

4. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock or $0.03125 per share. On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,864 into 1,115,673 shares of common stock or $0.03125 per share. On August 22, 2001 the Company converted $64,086 of loans from officers and accrued interest into 2,050,731 shares of common stock or $0.03125 per share.

6. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should the balance accrue interest, the liability could increase by approximately $21,000.

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

As shown in the financial statements during the three months ended September 30, 2002, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2002, the Company funded its disbursements by loans from an officer.

As indicated above officers of the Company have advanced money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the three months ended September 30, 2002, an officer advanced $11,645 (including $1,145 of accrued interest). During the three months ended September 30, 2001, two officers advanced a total of $10,348 (including $848 of accrued interest). In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4 to the Company's financial statements).

The unpaid balance of advances was $52,584 and $40,939 at September 30, 2002 and June 30, 2002, respectively.

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

                     ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company believes its disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on September 16, 2002.

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

(b)     Reports on Form 8-K.
        --------------------

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        IMMUNOTECHNOLOGY CORPORATION


Date: November 14, 2002               By /S/ Mark A. Scharmann,
                                         President and Director

Date: November 14, 2002               By /S/ David Knudson
                                         Secretary/Treasurer and Director

                              CERTIFICATIONS



I, Mark A. Scharmann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Immunotechnology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          /S/ Mark A. Scharmann

I, David Knudson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Immunotechnology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                         /S/ David Knudson