Form 10QSB
period 2002-12-31
IMMUNOTECHNOLOGY CORP
filed 2003-02-27
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 2002

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       10,000,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of February 24, 2003

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

ImmunoTechnology Corporation
(A Development Stage Company)
Balance Sheets

ASSETS
                                                   (Unaudited)
                                                   December 31,    June 30,
                                                       2002          2002
                                                   -----------   -----------
CURRENT ASSETS
Cash                                               $        90   $         -
                                                   -----------   -----------
  TOTAL ASSETS                                     $        90   $         -
                                                   ===========   ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft                                     $         -   $        23
Accrued expenses                                        54,146        48,413
Advances from officers, note 3                           4,289        40,939
                                                   -----------   -----------
TOTAL CURRENT LIABILITIES                               58,435        89,375
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES, note 5

STOCKHOLDERS' DEFICIT, note 4
Preferred stock, par value
 $.00001 per share
 Authorized - 5,000,000 shares
 Issued - none
Common stock, par value $.00001 per share
  authorized - 50,000,000 shares; issued
  and outstanding - 10,000,000
  (8,050,731 at June 30, 2002)                          11,668        11,649
Paid in capital                                        398,976       338,081
Accumulated deficit prior to the development stage    (151,332)     (151,332)
Accumulated deficit during the development stage      (317,657)     (287,773)
                                                   -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT                            (58,345)      (89,375)
                                                   -----------   -----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIT                          $        90   $         -
                                                   ===========   ===========



Prepared without audit.  See notes to financial statements.

ImmunoTechnology Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                                                  From inception
                                                                                                      of the
                                                                                                    Development
                                                                                                  Stage, July 1,
                                            Three months   Six months   Three months   Six months  1992 through
                                            ended Dec.31, ended Dec.31, ended Dec.31, ended Dec.31,   Dec.31,
                                                2002          2002          2001          2001         2002
                                            -----------   -----------   -----------   -----------   -----------
REVENUE                                     $         -   $         -   $         -   $         -   $         -

COST OF REVENUE                                       -             -             -             -             -
                                            -----------   -----------   -----------   -----------   -----------
  GROSS PROFIT                                        -             -             -             -             -


OPERATING EXPENSES
Professional fees                                12,360        20,419        16,269        25,121       208,952
Taxes and licenses                                    -             -             -             -         1,637
Bank fees and service charges                       235           383           238           367         3,793
Meals and entertainment                               -             -             -             -           300
Travel                                            4,132         6,717         3,661         8,306        76,247
Office expense                                        -             -           595           725        10,110
Interest expense                                  1,220         2,365           302         1,150        16,618
                                            -----------   -----------   -----------   -----------   -----------
TOTAL OPERATING EXPENSES                         17,947        29,884        21,065        35,669       317,657
                                            -----------   -----------   -----------   -----------   -----------
NET LOSS                                    $   (17,947)  $   (29,884)  $   (21,065)  $   (35,669)  $  (317,657)
                                            ===========   ===========   ===========   ===========   ===========

BASIC LOSS PER COMMON SHARE                 $         -   $         -   $         -   $         -
                                            ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                               8,326,171     8,188,451     8,050,731     7,460,031
                                            ===========   ===========   ===========   ===========





Prepared without audit.  See notes to financial statements.

ImmunoTechnology Corporation
(A Development Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       48        151,264             -              -        151,312

Net loss from July 1, 1992
 through June 30, 2001                             -              -             -       (229,777)      (229,777)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2001                      11,628        274,016      (151,332)      (229,777)       (95,465)

Net loss                                           -              -             -        (14,604)       (14,604)

Issuance of common stock,
 upon conversion of debt, note 4                  21         64,065             -              -         64,086
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2001
                                              11,649        338,081      (151,332)      (244,381)       (45,983)

Net loss                                           -              -             -        (21,065)       (21,065)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2001                  11,649        338,081      (151,332)      (265,446)       (67,048)

Net loss                                           -              -             -        (22,327)       (22,327)
                                        ------------   ------------  ------------   ------------   ------------
Balance at June 30, 2002                      11,649        338,081      (151,332)      (287,773)       (89,375)

Net loss                                           -              -             -        (11,937)       (11,937)
                                        ------------   ------------  ------------   ------------   ------------
Balance at September 30, 2002                 11,649        338,081      (151,332)      (299,710)      (101,312)

Net loss                                           -              -             -        (17,947)       (17,947)

Issuance fo common stock upon
 conversion of debt, note 4                       19         60,895             -              -         60,914
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2002            $     11,668   $    398,976  $   (151,332)  $   (317,657)  $    (58,345)
                                        ============   ============  ============   ============   ============




Prepared without audit.  See notes to financial statements.

ImmunoTechnology Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                                  From Inception
                                                                               of the Development
                                                                                       Stage
                                                        Six months    Six months   July 1, 1992
                                                       ended Dec.31, ended Dec.31,through Dec.31,
                                                           2002          2001          2002
                                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (29,884)  $   (35,669)  $  (317,657)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Increase in accrued expenses                             5,733         6,852        47,752
                                                       -----------   -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                      (24,151)      (28,817)     (269,905)
                                                       -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances from an officer                                         -             -       (10,000)
Repayment of advances to an officer                              -             -        10,000
                                                       -----------   -----------   -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        -             -             -
                                                       -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft                                                 (23)       (1,833)            -
Advances from an officer                                    24,264        30,650       262,495
Proceeds from notes payable                                      -             -         7,500
                                                       -----------   -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   24,241        28,817       269,995
                                                       -----------   -----------   -----------
NET INCREASE IN CASH                                            90             -            90

CASH AT BEGINNING OF PERIOD                                      -             -             -
                                                       -----------   -----------   -----------
CASH AT END OF PERIOD                                  $        90   $         -   $        90
                                                       ===========   ===========   ===========
Supplementary disclosures:
 Interest paid                                         $         -   $         -   $     1,736
                                                       ===========   ===========   ===========



Prepared without audit.  See notes to financial statements.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended December 31, 2002, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the six months ended December 31, 2002, the Company funded its disbursements by loans from officers.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

Cash consists of balances in a demand account at a bank.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company's advances approximate fair value.


2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at December 31, 2002 total approximately $460,000 and expire between June 30, 2004 and June 30, 2023. Loss carry forwards are limited in accordance with the rules of change in ownership.

Deferred tax benefit resulting from these loss carryforwards are subject to a 100% valuation allowance due to the uncertainty of realization.

ImmunoTechnology Corporation
(A Development Stage Company)
Notes to Financial Statements

3. RELATED PARTY TRANSACTIONS

Officers of the Company advance money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the six months ended December 31, 2001, two officers advanced a total of $30,650. In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (note 4).

During the six months ended June 30, 2002, officers advanced $15,900. During the six months ended December 31, 2002, officers advanced $24,264 (including $2,864 of accrued interest). In the quarter ended December 31, 2002, advances and related accrued interest for a total of $60,914 were converted into common stock (see note 4).

The unpaid balance of advances (including accrued interest) was $4,289 and $40,939 at December 31, 2002 and June 30, 2002, respectively.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $9,019 and $10,166 during the six months ended December 31, 2002 and 2001, respectively. Professional fees owed to this firm totaled $22,736 and $13,475 at December 31, 2002 and June 30, 2002, respectively.


4. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock or $0.03125 per share. On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,864 into 1,115,673 shares of common stock or $0.03125 per share. On August 22, 2001 the Company converted $64,086 of loans from officers and accrued interest into 2,050,731 shares of common stock or $0.03125 per share. During the quarter ended December 31, 2002 the Company converted $60,914 of loans from officers and accrued interest into 1,949,269 shares of common stock or $0.03125 per share.



5. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $22,000.

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

As shown in the financial statements during the three and six months ended December 31, 2002, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three and six months ended December 31, 2002, the Company funded its disbursements by loans from officers Mark Scharmann and David Knudson.

As indicated above officers of the Company have advanced money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the six months ended December 31, 2002, officers advanced $24,264 (including $2,864 of accrued interest). During the quarter ended December 31, 2002, advances and related accrued interest for a total of $60,914 were converted into common stock (see note 4 to the financial statements). During the six months ended December 31, 2001, the same two officers advanced a total of $30,650. In August 2001, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 4 to the Company's financial statements).

The unpaid balance of advances (including accrued interest) was $4,289 and $40,939 at December 31, 2002 and June 30, 2002, respectively.

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

                     ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company believes its disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on January 31, 2003.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended December 31, 2002, we issued an aggregate of 1,949,269 shares of common stock to Mark Scharmann, our President (1,292,989 shares), and David Knudson, our Secretary/Treasurer (656,280_shares) in exchange for the conversion of $60,914 in loans and accrued interest at $0.03125 per share. The shares issued in the foregoing transaction constitute restricted securities issued pursuant to section 4(2) of the Securities Act of 1933, as amended.

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

                                        IMMUNOTECHNOLOGY CORPORATION


Date: February 26, 2003               By /S/ Mark A. Scharmann,
                                         President and Director

Date: February 26, 2003               By /S/ David Knudson
                                         Secretary/Treasurer and Director

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

Date: February 26, 2003                          /S/ Mark A. Scharmann

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

Date: February 26, 2003                         /S/ David Knudson