Form 10QSB
period 2003-03-31
IMMUNOTECHNOLOGY CORP
filed 2003-05-15
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2003

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       10,000,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2003

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                         IMMUNOTECHNOLOGY CORPORATION
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)
INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders of
ImmunoTechnology Corporation


We have reviewed the accompanying balance sheets of ImmunoTechnology Corporation (a Delaware corporation in the Development Stage) as of March 31, 2003 and June 30, 2002 and the statements of operations for the three months and nine months ended March 31, 2003 and 2002 and for the period from inception of the development stage (July 1, 1992) through March 31, 2003, the statements cash flows for the nine months ended March 31, 2003 and 2002 and for the period from inception of the development stage (July 1, 1992) through March 31, 2003, and the statements of stockholders' deficit for the period from inception (July 1, 1992) through March 31, 2003. These financial statements are the responsibility of the management of Immunotechnology Corporation.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/S/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

May 8, 2003

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

                                                    March 31,      June 30,
                                                       2003          2002
                                                   -----------   -----------
CURRENT ASSETS
 Cash                                             $        206  $          -
                                                   -----------   -----------
TOTAL ASSETS                                      $        206  $          -
                                                   ===========   ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Bank overdraft                                   $          -  $         23
 Accrued expenses                                       54,185        48,413
 Note payable, note 4                                   20,000             -
 Advances from officers, note 3                          1,000        40,939
                                                   -----------   -----------
TOTAL CURRENT LIABILITIES                               75,185        89,375
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT, note 5
 Preferred stock, par value
  $.00001 per share
  Authorized - 5,000,000 shares
  Issued - none
 Common stock, par value $.00001 per share
  authorized - 50,000,000; shares issued
  and outstanding - 10,000,000
 (8,050,731 at June 30, 2002)                           11,668        11,649
 Paid in capital                                       398,976       338,081
 Accumulated deficit prior to the development stage   (151,332)     (151,332)
 Accumulated deficit during the development stage     (334,291)     (287,773)
                                                   -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT                            (74,979)      (89,375)
                                                   -----------   -----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIT                         $        206  $          -
                                                   ===========   ===========




Prepared without audit. See independent accountants' review report and notes to financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                                                                  From inception
                                                                                                      of the
                                                                                                    Development
                                                                                                  Stage, July 1,
                                            Three months  Nine months   Three months  Nine months  1992 through
                                            ended Mar.31, ended Mar.31, ended Mar.31, ended Mar.31,   Mar.31,
                                                2003          2003          2002          2002         2003
                                            -----------   -----------   -----------   -----------   -----------
REVENUE                                    $          -  $          -  $          -  $          -  $          -

COST OF REVENUE                                       -             -             -             -             -

                                            -----------   -----------   -----------   -----------   -----------
GROSS PROFIT                                          -             -             -             -             -


OPERATING EXPENSES
Professional fees                                14,658        35,077         9,857        34,978       223,610
Taxes and licenses                                                                                        1,637
Bank fees and
  service charges                                   165           548           157           524         3,958
Meals and entertainment                               -             -             -             -           300
Travel                                            2,418         9,135         1,000         9,306        78,665
Office expense                                        -             -             -           725        10,110
Interest expense                                   (607)        1,758           643         1,793        16,011
                                            -----------   -----------   -----------   -----------   -----------
TOTAL OPERATING
  EXPENSES                                       16,634        46,518        11,657        47,326       334,291
                                            -----------   -----------   -----------   -----------   -----------
NET LOSS                                   $    (16,634) $    (46,518) $    (11,657) $    (47,326) $   (334,291)
                                            ===========   ===========   ===========   ===========   ===========

BASIC LOSS PER
  COMMON SHARE                             $          -  $          -  $          -  $          -
                                            ===========   ===========   ===========   ===========

WEIGHTED AVERAGE
  NUMBER OF
  COMMON SHARES                              10,000,000     8,783,485     8,050,731     7,654,057
                                            ===========   ===========   ===========   ===========



Prepared without audit. See independent accountants' review report and notes to financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                     Accumulated
                                          Common        Additional  Deficit Prior   Accumulated
                                           Stock         Paid-in          to       Deficit After
                                         Par Value       Capital     July 1, 1992  July 1, 1992       Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1992                 $     11,580   $    122,752  $   (151,332)  $          -   $    (17,000)

Issuance of common stock upon
 conversion of debt, note 4                       48        151,264             -              -        151,312

Net loss from July 1, 1992
 through June 30, 2001                        11,628        274,016      (151,332)      (229,777)      (229,777)
                                        ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2001                      11,628        274,016      (151,332)      (229,777)       (95,465)

Issuance of common stock,
 upon conversion of debt, note 4                  21         64,065             -              -         64,086

Net loss                                           -              -             -        (35,669)       (35,669)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2001                  11,649        338,081      (151,332)      (265,446)       (67,048)

Net loss                                           -              -             -        (11,657)       (11,657)
                                        ------------   ------------  ------------   ------------   ------------
Balance at March 31, 2002                     11,649        338,081      (151,332)      (277,103)       (78,705)

Net loss                                           -              -             -        (10,670)       (10,670)
                                        ------------   ------------  ------------   ------------   -------------
Balance at June 30, 2002                      11,649        338,081      (151,332)      (287,773)       (89,375)

Issuance for common stock upon
 conversion of debt, note 4                       19         60,895             -              -         60,914

Net loss                                           -              -             -        (29,884)       (29,884)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2002                  11,668        398,976      (151,332)      (317,657)       (58,345)

Net loss                                           -              -             -        (16,634)       (16,634)
                                        ------------   ------------  ------------   ------------   ------------
Balance at March 31, 2003               $     11,668   $    398,976  $   (151,332)  $   (334,291)  $    (74,979)
                                        ============   ============  ============   ============   ============




Prepared without audit. See independent accountants' review report and notes to financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                                                  From Inception
                                                                               of the Development
                                                                                       Stage
                                                       Nine months   Nine months   July 1, 1992
                                                       ended Mar.31, ended Mar.31,through Mar.31,
                                                           2003          2002          2003
                                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $    (46,518) $    (47,326) $   (334,291)
 Adjustment to reconcile net loss to net cash
  used in operating activities
    Increase in accrued expenses                             5,772        11,401        47,791
                                                       -----------   -----------   -----------
NET CASH USED IN
  OPERATING ACTIVITIES                                     (40,746)      (35,925)     (286,500)
                                                       -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances from an officer                                        -             -        10,000
 Repayment of advances to an officer                             -             -       (10,000)
                                                       -----------   -----------   -----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                                           -             -             -
                                                       -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                (23)       (2,596)            -
 Advances from an officer                                   20,975        38,543       259,206
 Proceeds from notes payable                                20,000             -        27,500
                                                       -----------   -----------   -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                      40,952        35,947       286,706
                                                       -----------   -----------   -----------
NET INCREASE IN CASH                                           206            22           206


CASH AT BEGINNING OF PERIOD                                      -                           -
                                                       -----------   -----------   -----------
CASH AT END OF PERIOD                                 $        206  $         22  $        206
                                                       ===========   ===========   ===========
Supplementary disclosures:
 Interest paid                                        $          -  $          -  $      1,736
                                                       ===========   ===========   ===========





Prepared without audit. See independent accountants' review report and notes to financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2002. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended March 31, 2003, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the nine months ended March 31, 2003, the Company funded its disbursements by loans from an officer and an individual.

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

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at March 31, 2003 total approximately $485,000 and expire between June 30, 2004 and June 30, 2023. Loss carry-forwards are limited in accordance with the rules of change in ownership. Deferred tax benefit resulting from these loss carryforwards are subject to a 100% valuation allowance due to the uncertainty of realization.

3. RELATED PARTY TRANSACTIONS

An officer of the Company advanced money to fund the Company's expenses. All advances bear interest at 10% and are due on demand. During the nine months ended March 31, 2003, an officer advanced $20,975. In August 2002, advances and related accrued interest for a total of $64,086 were converted into common stock (see note 5).

The unpaid balance of advances (including accrued interest) was $1,000 and $40,939 at March 31, 2003 and June 30, 2002, respectively.

An officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $14,227 and $12,475 during the nine months ended March 31, 2003 and 2002, respectively. Professional fees owed to this firm totaled $24,703 and $19,864 at March 31, 2003 and June 30, 2002, respectively.

4. NOTE PAYABLE

During the nine months ended March 31, 2003, an unrelated individual advanced $20,000 to fund the Company's expenses. This advance bears interest at 7% and is due on demand.

5. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock or $0.03125 per share. On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,865 into 1,115,673 shares of common stock or $0.03125 per share. On August 22, 2002, the Company converted $64,086 of loans from officers and related accrued interest into 2,050,731 shares of common stock or $0.03125 per share. During the quarter ended December 31, 2002 the Company converted $60,914 of loans from officers and accrued interest into 1,949,269 shares of common stock or $0.03125 per share.

6. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $25,000.

7. SUBSEQUENT EVENT

On April 21, 2003, the Company entered into an agreement and plan of merger with Ultimate Security System Corporation ("Ultimate"). Ultimate is the manufacturer of the Power Lock(tm) vehicle security system, and is located at Irvine, California. Upon approval of the merger by both parties, the Company will issue shares of common stock to Ultimate, and warrants to Troika Capital Investment, the majority shareholder of the Company. Please refer to Form 8-K filed with the SEC on April 23, 2003.

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

As shown in the financial statements during the three and nine months ended March 31, 2003, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three and nine months ended March 31, 2003, the Company funded its disbursements by loans from officers Mark Scharmann and David Knudson, plus a loan from an unrelated party of $20,000 which bears interest at 7% per year and is due on demand.

As indicated above officers of the Company have advanced money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the nine months ended March 31, 2003, an officer advanced $20,975. The unpaid balance of advances (including accrued interest) was $1,000 and $40,939 at March 31, 2003 and June 30, 2002, respectively.

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

SUBSEQUENT EVENT

On April 21, 2003, the Company entered into an agreement and plan of merger with Ultimate Security System Corporation ("Ultimate"). Ultimate is the manufacturer of the Power Lock(tm) vehicle security system, and is located at Irvine, California. Upon approval of the merger by both parties, the Company will issue shares of common stock to Ultimate. Additional details of the merger transaction are included in a Current Report on Form 8-K filed with the SEC on April 23, 2003.

                     ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company believes its disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 1, 2003.

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

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In April 2003, a shareholders holding a majority of the 10,000,000 shares of our common stock outstanding approved the Agreement and Plan of Merger with Ultimate Security Systems Corporation by written consent. Additional details of the merger transaction are included in a Current Report on Form 8-K filed with the SEC on April 23, 2003. Complete information on both parties, including financial information, business and operating history, and biographic information on officers and directors, will be mailed to our shareholders and filed in an Information Statement to be incorporated in a registration statement on Form S-4.

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

                                        IMMUNOTECHNOLOGY CORPORATION


Date: May 15, 2003                    By /S/ Mark A. Scharmann,
                                         President and Director

Date: May 15, 2003                    By /S/ David Knudson
                                         Secretary/Treasurer and Director

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

Date: May 15, 2003                               /S/ Mark A. Scharmann

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

Date: May 15, 2003                              /S/ David Knudson