Form 10KSB
period 2003-06-30
IMMUNOTECHNOLOGY CORP
filed 2003-11-12
CIK 789097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2003
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

  Based on the average bid and asked prices of the common stock at September 30, 2003 of $0.095__ per share, the market value of shares held by nonaffiliates (7,342,015 shares) would be $660,781.

  As of September 30, 2003, the Company had 50,000,000 shares of common stock issued and outstanding.

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

On April 21, 2003, we entered into an Agreement and Plan of Merger with Ultimate Security Systems Corporation ("Ultimate"), a copy of which was attached as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on April 23, 2003 (the "Merger Agreement"). See Merger Agreement and Forward Stock Split in Management's Discussion and Analysis or Plan of Operation below.

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

                      ITEM 2. DESCRIPTION OF PROPERTIES

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

The Company, Mark Scharmann, our president, and David Knudson, our former secretary/treasurer, are named as defendants in a lawsuit where the plaintiff alleges unsolicited fax advertisement violations. The suit was filed by Wholesale Banners and Sign Supplies, Inc., an Arizona corporation, in the Maryvale Justice Court of the State of Arizona, Maricopa County on October 8, 2003. The suit demands damages of up to $3,000, plus costs and legal fees. Management is in the process of hiring a legal counsel regarding this matter, but believes this lawsuit is frivolous, and the outcome will be immaterial to the financial statements.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Our Board of Directors fixed the close of business on March 31, 2003 as the record date for the determination of holders of common stock entitled to vote on the implementation of the Agreement and Plan of Merger with Ultimate Securities Systems Corporation by written stockholder consent. As of the record date, we had 10,000,000 shares of common stock outstanding. The affirmative vote of a majority of the outstanding shares of common stock was required to approve the Agreement and Plan of Merger. By written consent in lieu of a meeting, the holders of a majority of the outstanding shares of common stock approved the Agreement and Plan of Merger. The written consent of shareholders holding 8,682,568 shares or 86.8% of the issued and outstanding shares was obtained with no votes opposed.

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
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended June 30, 2001
-------------------------------
First Quarter                                 $  0.56       $ 0.30
Second Quarter                                $  0.34       $ 0.28
Third Quarter                                 $  0.41       $ 0.28
Fourth Quarter                                $  0.41       $ 0.28

Fiscal Year Ended June 30, 2002
-------------------------------
First Quarter                                 $  0.40       $ 0.12
Second Quarter                                $  0.35       $ 0.13
Third Quarter                                 $  0.15       $ 0.15
Fourth Quarter                                $  0.25       $ 0.12

Fiscal Year Ended June 30, 2003
-------------------------------
First Quarter                                 $  0.12       $ 0.11
Second Quarter                                $  0.24       $ 0.10
Third Quarter                                 $  0.74       $ 0.14
Fourth Quarter*                               $  1.80       $ 0.10

*On May 28, 2003, the Company effected a 5 for 1 forward split of its common stock. The high bid price for the quarter indicated of $1.80 represents the high bid on May 23, 2003 immediately prior to the forward split. The low bid price of $0.10 represents the low bid on June 26, 2003, subsequent to the forward split.

At September 30, 2003, the Company's Common Stock was quoted on the OTC Bulletin Board ("IMNT") at a bid and asked price of $0.08 and $0.10, respectively. Due to the late filing of this annual report, an "E" was appended to the Company's symbol on October 20, 2003, indicating that the Company is ineligible for listing until it is current in its reporting obligations, and subject to delisting if it fails to become current within 30 calendar days, or November 19, 2003. Upon the filing of this report, the Company will apply to have the "E" removed from its symbol.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2003, the Company had approximately 50 shareholders of record based on information provided by the Company's transfer agent.

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

Merger Agreement and Forward Stock Split
----------------------------------------
On April 21, 2003, we entered into an Agreement and Plan of Merger with Ultimate Security Systems Corporation ("Ultimate"), a copy of which was attached as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on April 23, 2003 (the "Merger Agreement"). The following discussion regarding the terms of the Merger Agreement is subject to, and qualified in its entirety by, the detailed provisions of the Merger Agreement and any exhibits thereto.

On May 13, 2002, our Board of Directors approved a 5 for 1 stock split of our issued and outstanding common stock which was effective on May 28, 2003. As a result of the 5:1 forward split, the our total issued and outstanding stock increased from 10,000,000 shares issued and outstanding to 50,000,000 shares issued and outstanding.

The purpose for the stock split was to increase the marketability and liquidity of the common stock and increase the number of issued and outstanding shares of our common stock. As a result of the stock split, each share of our issued and outstanding common stock on May 23, 2003 may be exchanged for 5 fully paid and nonassessable shares of common stock, $0.0001 par value per share.

Due to the forward split of our stock, certain provisions of the merger were adjusted per the Merger Agreement which provides for such adjustments due to the forward split. Pursuant to the amended terms, we will register approximately 366,666,667 shares of our Common Stock for issuance to the Ultimate Shareholders in exchange for the shares of Ultimate Common and Preferred Stock and related warrants.

We will also assume certain obligations related to Ultimate's existing consulting and advisory service agreements with Shulman & Associates and Stenton Leigh Business Resources, Inc. These agreements call for the registration of an aggregate of 3,600,000 shares underlying options for the purchase of common stock at an exercise price of $0.10 per share, subject to certain conditions, including minimum financing being obtained following the effectiveness of the Merger Agreement.

In order to have sufficient authorized capital to be able to reserve enough shares for the warrants and options outstanding following the effectiveness of the Merger, and to provide additional shares to be available for sale in connection with Ultimate's proposed fund raising following the Merger, we will also increase our capitalization from 50,000,000 authorized common shares to 500,000,000 shares of common stock.

Our operating expenses for the year ended June 30, 2003 totaled $72,367 compared to $57,996 for the prior year period. The increase was due to additional professional fees and travel expenses related to the negotiation of the merger agreement with Ultimate. For the year ended June 30, 2003, we were funded by loans from officers Mark Scharmann and David Knudson, plus a loan from an unrelated party of $20,000 which bears interest at 7% per year and is due on demand.

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

                     ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and principal financial officer has participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer believes that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

                                PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of June 30, 2003, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name            Age   Position                    Director or Officer Since
   ----            ---   --------                    -------------------------
Mark A. Scharmann  45    President and Director      February 1997
David Knudson      43    Secretary/Treasurer and
                         Director                    February 1997 to May 2003
Dan O. Price       49    Director                    May 2001

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

David Knudson has worked as a business consultant since 1985. From 1992 to 1995 he was employed as a computer information systems consultant at Weber State University, and an adjunct professor in the Information Systems & Technologies department from 1994 to 1996. He earned his BS Degree in Finance at Weber State College, Ogden, Utah, in 1984 and a BS Degree in Information Systems & Technologies at Weber State University in 1995. Mr. Knudson is also Secretary/Treasurer and Director of Nightingale, Inc., and Secretary/Treasurer and Director of Pacific Alliance Corporation (OTCBB:PALC). Mr. Knudson resigned as an officer and director effective May 16, 2003.

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

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 2003, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Mark Scharmann,     2003 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 President 3/01     2002 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 until present     2001 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-

John A. Wise, Pres. 2001 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 and Chairman
 until 3/01


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

Compensation Pursuant to Plans: None.

Pension Table: Not Applicable.

Other Compensation: None

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 30, 2003, the name and the number of shares of the Company's Common Stock, par value $0.00001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the Company's 50,000,000 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------
Common     Mark A. Scharmann                   29,218,510(1)            58.44
           1661 Lakeview Circle
           Ogden, UT  84403

Common     David Knudson                       13,439,475               26.88
           1661 Lakeview Circle
           Ogden, Utah  84403

Officers and Directors
----------------------
Common     Mark A. Scharmann,
            President and Director            -------See Above-------

Common     Dan O. Price, Director                    -                    -

All Officers and Directors
 as a Group (2 Persons)                       29,218,510               58.44
                                             ===========               =====

--------------------------------
(1) Represents 28,873,760 shares held directly by Mr. Scharmann, 7,250 shares beneficially held of record by Troika Capital Investment, of which Mr. Scharmann is the principal owner and shareholder, and 337,500 shares held in Mr. Scharmann's IRA.

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

David Knudson, a former officer and director of the Company, is a principal in a consulting firm to which the Company has paid professional fees totaling $17,313 and $13,475 during the years ended June 30, 2003 and 2002, respectively. Additional fees in the amount of $23,004 had not yet been paid at June 30, 2003 and were included in accrued expenses.

On August 22, 2001, our board of directors approved the issuance of an aggregate of 2,050,731 shares of our common stock to Mark A. Scharmann, our President and David Knudson, our Secretary/Treasurer. Mr. Scharmann was issued 1,036,789 shares in exchange for the conversion of $32,399.67 in principal and accrued interest under a demand note. Mr. Knudson was issued 1,013,942 shares in exchange for the conversion of $31,685.79 in principal and accrued interest under a demand note. Prior to the conversion of the demand note we had 6,000,000 shares of its common stock issued and outstanding. After giving effect to the issuance of the conversion shares, we had 8,050,731 shares of common stock issued and outstanding. The shares issued in the foregoing transaction constitute restricted securities issued pursuant to section 4(2) of the Securities Act of 1933, as amended.

During the year ended June 30, 2003, we issued an aggregate of 1,949,269 shares of our common stock to Mark A. Scharmann, our President, and David Knudson, our former Secretary/Treasurer. Mr. Scharmann was issued 1,292,989 shares in exchange for the conversion of $40,405.91 in principal and accrued interest under a demand note. Mr. Knudson was issued 656,280 shares in exchange for the conversion of $20,508.74 in principal and accrued interest under a demand note. Prior to the issuance of the conversion shares to Messrs. Scharmann and Knudson, we had 8,050,731 shares of common stock issued and outstanding. After giving effect to the issuance of the conversion shares, we had 10,000,000 shares of common stock issued and outstanding. The shares issued in the foregoing transaction constitute restricted securities issued pursuant to section 4(2) of the Securities Act of 1933, as amended.

During the year ended June 30, 2003, we repaid $20,508 to Mark Scharmann, our president, for funds loaned to us.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Rose, Snyder & Jacobs                      14
Balance Sheet as of June 30, 2003                                          15
Statements of Operations for the years ended June 30, 2003
 and 2002 and from inception of the development stage, July 1, 1992
 through June 30, 2003                                                     16
Statements of Stockholders' Equity for the years ended June 30, 2003
 and 2002                                                                  17
Statements of Cash Flows for the years ended June 30, 2003
 and 2003 and from inception of the development stage, July 1, 1992
 through June 30, 2003                                                     18
Notes to Financial Statements                                              19

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.     Description
-----------     -----------
   31           Certification of Principal Executive and Financial Officer
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

Current Report on Form 8-K filed April 23, 2003 reporting on the signing of the Merger Agreement with Ultimate Security Systems Corporation.

Current Report on Form 8-K filed May 20, 2003 reporting on the 5 for 1 forward split of the Company's common stock.

                   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $10,500 and $10,735, respectively.

  2) Audit-Related Fees - None.

  3) Tax Fees. The aggregate fees billed to us for each of the last two fiscal years for professional services rendered by our principal accountant for tax related services is $600 and $600, respectively.

  4) All Other Fees. None.

  5) Not applicable.

  6) Not Applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMMUNOTECHNOLOGY CORPORATION


Date: November 10, 2003              By /S/ Mark A. Scharmann,
                                     President, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 10, 2003              By /S/ Mark A. Scharmann, Director

Date: November 10, 2003              By /S/Dan O. Price, Director

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
ImmunoTechnology Corporation

We have audited the accompanying balance sheet of ImmunoTechnology Corporation (a Delaware Corporation in the Development Stage), as of June 30, 2003, and statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2003 and 2002 and the period from inception of the development stage (July 1, 1992) through June 30, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoTechnology Corporation (a Development Stage Company) as of June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 and the period from inception of the development stage (July 1, 1992) through June 30, 2003, in conformity with accounting principles generally accepted in the United states of America.

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

/S/Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

October 21, 2003, except for note 7, for which the date is October 28, 2003

Immunotechnology Corporation
(A Development Stage Company)
Balance Sheet
June 30, 2003

ASSETS

CURRENT ASSETS
 Cash                                                         $           -
                                                               ------------
TOTAL ASSETS                                                  $           -
                                                               ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Bank overdraft                                               $         996
 Accrued expenses                                                    59,598
 Note payable                                                        20,000
 Loans from officer, note 3                                          20,234
                                                               ------------
TOTAL CURRENT LIABILITIES                                           100,828
                                                               ------------

COMMITMENTS AND CONTINGENCIES, notes 6 and 7


STOCKHOLDERS' DEFICIT
 Preferred stock, par value
  $.00001 per share
  Authorized - 5,000,000 shares
  Issued - none                                                           -
 Common stock, par value
  $.00001 per share
  Authorized - 50,000,000 shares
  Outstanding - 50,000,000 shares                                    12,068
 Paid in capital                                                    398,976
 Accumulated deficit prior to the development stage                (151,332)
 Accumulated deficit during the development stage                  (360,540)
                                                               ------------
TOTAL STOCKHOLDERS' DEFICIT                                        (100,828)
                                                               ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                       $           -
                                                               ============







See independent auditors' report and notes to financial statements.

Immunotechnology Corporation
(A Development Stage Company)
Statements of Operations
For the Years Ended June 30, 2003 and 2003
                                                               From Inception
                                                                  of the
                                                                Development
                                                               Stage, July 1
                                                               1992 through
                                     2003           2002       June 30, 2003
                                 ------------   ------------   -------------
REVENUE                         $           -  $           -  $            -

COST OF REVENUE                             -              -               -

GROSS PROFIT                                -              -               -

OPERATING EXPENSES
Professional fees                      54,572         38,176         239,030
Transfer agent                          1,245          4,200           5,445
Taxes and licenses                          -              -           1,637
Bank fees and service charges             710            751           4,120
Travel                                 13,371         10,566          83,201
Office expense                             15          1,685          10,000
Interest expense                        2,454          2,618          16,707
                                 ------------   ------------   -------------
TOTAL OPERATING EXPENSES               72,367         57,996         360,140
                                 ------------   ------------   -------------
NET LOSS                        $     (72,367) $     (57,996) $     (360,140)
                                 ============   ============   =============
BASIC AND DILUTED LOSS PER
 COMMON SHARE                   $       (0.00) $       (0.00)
                                 ============   ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                 45,433,905     38,764,770
                                 ============   ============









See independent auditors' report and notes to financial statements.

Immunotechnology Corporation
(A Development Stage Company)
Statements of Stockholders' Deficit
For the Years Ended June 30, 2003 and 2002

                                                        Accumulated
                               Common      Additional  Deficit Prior  Accumulated
                                Stock        Paid-in         to       Deficit After
                              Par Value      Capital    July 1, 1992  July 1, 1992     Total
                             -----------   -----------   -----------   -----------   -----------
Balance at
  July 1, 1992              $     11,580  $    122,752  $   (151,332) $          -  $    (17,000)

Issuance of common
  stock upon conversion
  of debt, note 4                     48       151,264             -             -       151,312

Activity July 1, 1992
  through June 30, 2001           11,628       274,016      (151,332)     (229,777)      (95,465)
                             -----------   -----------   -----------   -----------   -----------
Issuance of common
  stock upon conversion
  of debt, note 4                     21        64,065             -             -        64,086

Net Loss                               -             -             -       (57,996)      (57,996)
                             -----------   -----------   -----------   -----------   -----------
Balance at
  June 30, 2002                   11,649       338,081      (151,332)     (287,773)      (89,375)

Issuance of common
  stock upon conversion
  of debt, note 4                     19        60,895             -             -        60,914

Stock split under the form
  of a dividend, note 5              400             -             -          (400)            -

Net Loss                               -             -             -       (72,367)      (72,367)
                             -----------   -----------   -----------   -----------   -----------
Balance at
  June 30, 2003             $     12,068  $    398,976  $   (151,332) $   (360,540) $   (100,828)
                             ===========   ===========   ===========   ===========   ===========








See independent auditors' report and notes to financial statements.

Immunotechnology Corporation
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended June 30, 2003 and 2002

                                                               From Inception
                                                                  of the
                                                                Development
                                                                Stage, July 1
                                                                1992 through
                                         2003          2002     June 30, 2003
                                     -----------   -----------   -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                            $    (72,367) $    (57,996) $   (360,140)
Adjustment to reconcile net loss
 to net cash used in
 operating activities
 Increase in accrued expenses             12,902        14,019        54,921
                                     -----------   -----------   -----------
NET CASH USED IN
  OPERATING ACTIVITIES                   (59,465)      (43,977)     (305,219)
                                     -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to an officer                          -             -       (10,000)
Repayment of advance to an officer             -             -        10,000
                                     -----------   -----------   -----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                         -             -             -
                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                               973        (2,573)          996
Advances from an officer                  59,000        46,550       297,231
Proceeds from notes payable               20,000             -        27,500
Repayments of advances to an officer     (20,508)            -       (20,508)
                                     -----------   -----------   -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                    59,465        43,977       305,219
                                     -----------   -----------   -----------

NET INCREASE IN CASH                           -             -             -


CASH AT BEGINNING OF YEAR                      -             -             -
                                     -----------   -----------   -----------
CASH AT END OF YEAR                 $          -  $          -  $          -
                                     ===========   ===========   ===========

Supplementary disclosures:
 Interest paid in cash              $        475  $          -  $      2,211
                                     ===========   ===========   ===========




See independent auditors' report and notes to financial statements.

Immunotechnology Corporation
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern

ImmunoTechnology Corporation was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended June 30, 2003, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended June 30, 2003, the Company funded its disbursements by loans from officers and an individual.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is not operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering (see note 7).

Cash Flows

Cash consists of balances in a demand account at a bank.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company's advances approximate fair value.


2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at June 30, 2003 total approximately $500,000 and expire between June 30, 2004 and June 30, 2023. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance for 100% of deferred tax benefits has been recorded due to the uncertainty of realizing these potential future benefits.

Immunotechnology Corporation
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

3. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2003 and 2002, two officers advanced money to the Company for a total of $59,000 and $46,550, respectively. On August 22, 2001, $64,086 of advances, including related interest was converted into shares of common stock (see note 4). On December 19, 2002, $60,915 of advances, including related interest was converted into shares of common stock (see note 4). During the year ended June 30, 2003, the Company repaid $20,508 to one of the officers. All advances bear interest at a rate of 10%.

An officer of the company (who resigned in May 2003) is a principal in a consulting firm to which the company paid professional fees totaling $17,313 and $13,475 during the years ended June 30, 2003 and 2002, respectively. Additional fees in the amount of $23,004 had not yet been paid at June 30, 2003 and were included in accrued expenses.

4. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock (18,631,655 after stock split) or $0.03125 per share. On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,864 into 1,115,673 shares of common stock (5,578,365 after stock split) or $0.03125 per share. On August 22, 2001, the Company converted $64,086 of loans from officers and related accrued interest into 2,050,731 shares of common stock (10,253,655 after stock split) or $0.03125 per share. During the year ended June 30, 2003 the Company converted $60,914 of loans from officers and accrued interest into 1,949,269 shares of common stock (9,746,345 after stock split) or $0.03125 per share.

5. STOCK SPLIT

On May 13, 2003, the Board of Directors approved a 5 for 1 stock split of the outstanding common stock in the form of a dividend.

6. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $24,000.

7. SUBSEQUENT EVENTS

Merger

On April 21, 2003, the Company entered into an agreement and plan of merger with Ultimate Security System Corporation ("Ultimate"). Ultimate is the manufacturer of the Power Lock(tm) vehicle security system, and is located in Irvine, California. Upon approval of the merger by both parties, the Company will issue shares of common stock to Ultimate. According to the terms of the agreement, the total common stock authorized will increase to 500,000,000, and the par value will change to $.001. Please refer to Form 8-K filed with the SEC on April 23, 2003.

Immunotechnology Corporation
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

Litigation

The Company is a defendant in a lawsuit where the plaintiff alleges unsolicited fax advertisement violations. Management is in the process of hiring a legal counsel regarding this matter, but believes this lawsuit is frivolous, and the outcome will be immaterial to the financial statements.