Form 10QSB
period 2003-09-30
IMMUNOTECHNOLOGY CORP
filed 2003-11-19
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2003

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       50,000,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2003

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                         IMMUNOTECHNOLOGY CORPORATION
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Stockholders of
ImmunoTechnology Corporation

We have reviewed the accompanying balance sheets of ImmunoTechnology Corporation (a Delaware corporation in the Development Stage) as of September 30, 2003 and June 30, 2003 and the statements of operations and cash flows for the three months ended September 30, 2003 and 2002 and for the period from inception of the development stage (July 1, 1992) through September 30, 2003 and the statements of stockholders' deficit for the period from inception of the development stage (July 1, 1992) through September 30, 2003 These financial statements are the responsibility of the management of ImmunoTechnology Corporation.

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

Encino, California
November 5, 2003

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

                                                  September 30,    June 30,
                                                       2003          2003
                                                   -----------   -----------
CURRENT ASSETS
 Cash                                             $          -  $          -
                                                   -----------   -----------
TOTAL ASSETS                                      $          -  $          -
                                                   ===========   ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Bank Overdraft                                   $         21  $        996
 Accrued expenses                                       40,805        59,598
 Note payable, note 4                                   20,000        20,000
 Loans from officer, note 3                             49,034        20,234
                                                   -----------   -----------
TOTAL CURRENT LIABILITIES                              109,860       100,828
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS' DEFICIT, notes 5 and 6
 Preferred stock, par value
  $.00001 per share
  Authorized - 5,000,000 shares
  Issued - none
 Common stock, par value $.00001 per share
  authorized - 50,000,000 shares; issued
  and outstanding - 50,000,000                          12,068        12,068
 Paid in capital                                       398,976       398,976
 Accumulated deficit prior to the development stage   (151,332)     (151,332)
 Accumulated deficit during the development stage     (369,572)     (360,540)
                                                   -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT                           (109,860)     (100,828)
                                                   -----------   -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIT                         $          -  $          -
                                                   ===========   ===========





Prepared without audit. See independent accountants' review report and notes to financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                              From Inception
                                                                  of the
                                                             Development Stage
                                 Three months  Three months    July 1, 1992
                                     ended          ended          through
                                Sept. 30, 2003 Sept. 30, 2002 Sept. 30, 2003
                                 ------------   ------------   -------------
REVENUE                         $           -  $           -  $            -

COST OF REVENUE                             -              -               -
                                 ------------   ------------   -------------
GROSS PROFIT                                -              -               -
                                 ------------   ------------   -------------

OPERATING EXPENSES
 Professional fees                      5,491          8,059         244,521
 Transfer agent                            50              -           5,495
 Taxes and licenses                       229              -           1,866
 Bank fees and service charges            158            148           4,278
 Travel                                     -          2,585          83,201
 Office expense                         1,787              -          11,787
 Interest expense                       1,317          1,145          18,024
                                 ------------   ------------   -------------
TOTAL OPERATING EXPENSES                9,032         11,937         369,172
                                 ------------   ------------   -------------
NET LOSS                        $      (9,032) $     (11,937) $     (369,172)
                                 ============   ============   =============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                  $           -  $           -
                                 ============   ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                 50,000,000     40,253,655
                                 ============   ============




Prepared without audit. See independent accountants' review report and notes to financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                        Accumulated
                               Common      Additional  Deficit Prior  Accumulated
                                Stock        Paid-in         to       Deficit After
                              Par Value      Capital    July 1, 1992  July 1, 1992     Total
                             -----------   -----------   -----------   -----------   -----------
Balance at
  July 1, 1992              $     11,580  $    122,752  $   (151,332) $          -  $    (17,000)

Issuance of common stock,
  upon conversion of debt,
  note 5                              69       215,329             -             -       215,398

Activity July 1, 1992
through June 30, 2002                  -             -             -      (287,773)     (287,773)
                             -----------   -----------   -----------   -----------   -----------
Balance at
June 30, 2002                     11,649       338,081      (151,332)     (287,773)      (89,375)

Net Loss                               -             -             -       (11,937)      (11,937)
                             -----------   -----------   -----------   -----------   -----------
Balance at
September 30, 2002                11,649       338,081      (151,332)     (299,710)     (101,312)

Issuance of common stock,
  upon conversion of debt,
  note 5                              19        60,895             -             -        60,914

Stock split under the form
of dividend, note 6                  400             -             -          (400)            -

Net Loss                               -             -             -       (60,430)      (60,430)
                             -----------   -----------   -----------   -----------   -----------
Balance at
June 30, 2003                     12,068       398,976      (151,332)     (360,540)     (100,828)

Net loss                               -             -             -        (9,032)       (9,032)
                             -----------   -----------   -----------   -----------   -----------
Balance at
September 30, 2003          $     12,068  $    398,976  $   (151,332) $   (369,572) $   (109,860)
                             ===========   ===========   ===========   ===========   ===========


Prepared without audit. See independent accountants' review report and notes to financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                  From Inception
                                                                                       of the
                                                                                Development Stage
                                                       Quarter         Quarter      July 1, 1992
                                                        ended           ended          through
                                                   Sept. 30, 2003  Sept. 30, 2002  Sept. 30, 2003
                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $      (9,032)  $     (11,937)  $    (369,172)
Adjustment to reconcile
 net loss to net cash
 used in operating activities
 Increase (decrease) in
  accrued expenses                                       (18,793)         (1,413)         36,128
                                                    ------------    ------------    ------------
NET CASH USED IN
  OPERATING ACTIVITIES                                   (27,825)        (13,350)       (333,044)
                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances from an officer                                      -               -          10,000
 Repayment of advance to officer                               -               -         (10,000)
                                                    ------------    ------------    ------------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                                         -               -               -
                                                    ------------    ------------    ------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
 Book overdraft                                             (975)          1,705              21
 Advances from an officer                                 28,800          11,645         326,031
 Proceeds from notes payable                                   -               -          27,500
 Repayments of advances to an officer                          -               -         (20,508)
                                                    ------------    ------------    ------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                    27,825          13,350         333,044
                                                    ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                -               -               -

CASH AND BANK OVERDRAFT AT
  BEGINNING OF PERIOD                                          -               -               -
                                                    ------------    ------------    ------------
CASH AND BANK OVERDRAFT AT
  END OF PERIOD                                    $           -   $           -   $           -
                                                    ============    ============    ============
Supplementary disclosures:
 Interest paid                                     $           -   $           -   $       2,211
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended September 30, 2003, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2003, the Company funded its disbursements by loans from an officer.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at September 30, 2003 total approximately $500,000 and expire between June 30, 2004 and June 30, 2023. The use of loss carry forwards is limited in accordance with the rules of change in ownership.

Deferred tax benefit resulting from these loss carryforwards are subject to a 100% valuation allowance due to the uncertainty of realization.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3. RELATED PARTY TRANSACTIONS

Officers of the Company advance money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the three months ended September 30, 2003, one officer advanced a total of $28,800. The unpaid balance of advances was $49,034 and $20,234 at September 30, 2003 and June 30, 2003, respectively.

An officer of the Company (who resigned in May 2003) is a principal in a consulting firm to which the Company paid professional fees totaling $13,851 and $5,303 during the three months ended September 30, 2003 and 2002, respectively. Professional fees owed to this firm totaled $12,030 and $20,295 at September 30, 2003 and June 30, 2003, respectively.

4. NOTE PAYABLE

During the three months ended March 31, 2003, an unrelated individual advanced $20,000 to fund the Company's expenses. This advance bears interest at 7% and is due on demand.

5. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock (18,631,655 after stock split) or $0.03125 per share. On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,864 into 1,115,673 shares of common stock (5,578,365 after stock split) or $0.03125 per share. On August 22, 2001, the Company converted $64,086 of loans from officers and accrued interest into 2,050,731 shares of common stock (10,253,655 after stock split) or $0.03125 per share. During the nine months ended June 30, 2003, the Company converted $60,914 of loans from officers and accrued interest into 1,949,269 shares of common stock (9,746,345 after stock split) or $0.03125 per share.

6. STOCK SPLIT

On May 13, 2003, the Board of Directors approved a 5 for 1 stock spilt of the outstanding common stock in the form of dividend.

7. COMMITMENTS AND CONTINGENCIES

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

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

8. SUBSEQUENT EVENT

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

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION

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

Plan of Operation
-----------------
The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1992. The Company's costs and expenses associated with the preparation and filing of this filing and other operations of the Company have been paid for by shareholders of the Company, specifically Mark A. Scharmann and David Knudson. It is anticipated that the Company will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future until the completion of a proposed acquisition. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the financial statements during the three months ended September 30, 2003, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2003, the Company funded its disbursements by loans from officer Mark Scharmann.

As indicated officers of the Company have advanced money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the three months ended September 30, 2003, an officer advanced $28,800. The unpaid balance of advances (including accrued interest) was $49,034 at September 30, 2003.

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

Our operating expenses for the three months ended September 30, 2003 totaled $9,032 compared to $11,937 for the prior year period. The expenses were due primarily to professional fees, office expense and interest expense.

                     ITEM 3. CONTROLS AND PROCEDURES

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


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended September 30, 2003.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

Exhibit No.     Description
-----------     -----------
   31           Certification of Principal Executive and Financial Officer
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.
        --------------------

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                           IMMUNOTECHNOLOGY CORPORATION


Date: November 19, 2003    By /S/ Mark A. Scharmann,
                           President and Director
                           Principal Executive and Financial Officer