Form 10QSB
period 2003-12-31
IMMUNOTECHNOLOGY CORP
filed 2004-03-16
CIK 789097

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 2003

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

(1)  Yes  X    No     (2)  Yes  X    No
         ---      ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.00001                       50,000,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of December 31, 2003

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                         IMMUNOTECHNOLOGY CORPORATION
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders of
ImmunoTechnology Corporation


We have reviewed the accompanying balance sheets of ImmunoTechnology Corporation (a Delaware corporation in the Development Stage) as of December 31, 2003 and June 30, 2003 and the statements of operations for the three months and six months ended December 31, 2003 and 2002 and for the period from inception of the development stage (July 1, 1992) through December 31, 2003, and the statements of stockholder's deficit for the period from inception of the development stage (July 1, 1992) through December 31, 2003, and the statements of cash flows for the six months ended December 31, 2003 and 2002 and for the period from the inception of the development stage (July 1, 1992)
through December 31, 2003.   These financial statements are the responsibility
of the management of ImmunoTechnology Corporation.

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


/S/Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
February 20, 2004

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS


                                                   December 31,   June 30,
                                                       2003         2003
                                                   -----------   -----------
CURRENT ASSETS
 Cash                                             $        260  $          -
                                                   -----------   -----------
TOTAL ASSETS                                      $        260  $          -
                                                   ===========   ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Bank overdraft                                   $          -  $        996
 Accrued expenses                                       47,456        59,598
 Note payable, note 4                                   20,000        20,000
 Advances from officers, note 3                         68,434        20,234
                                                   -----------   -----------
TOTAL CURRENT LIABILITIES                              135,890       100,828
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT, note 5
 Preferred stock, par value  $.00001 per share
  authorized - 5,000,000 shares   Issued - none
 Common stock, par value $.00001 per share
   authorized - 50,000,000 shares; issued
   and outstanding - 50,000,000                         12,068        12,068
 Paid in capital                                       398,976       398,976
 Accumulated deficit prior to the development stage   (151,332)     (151,332)
 Accumulated deficit during the development stage     (395,342)     (360,540)
                                                   -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT                           (135,630)     (100,828)
                                                   -----------   -----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIT                         $        260  $          -
                                                   ===========   ===========




Prepared without audit. See independent accountants' review report and notes to the financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                                                               From Inception of
                                                                                                the Development
                                                                                                     Stage,
                                          Three            Six          Three            Six      July 1, 1992
                                       months ended   months ended   months ended   months ended     through
                                      Dec. 31, 2003  Dec. 31, 2003  Dec. 31, 2002  Dec. 31, 2002  Dec. 31, 2003
                                       -----------    -----------    -----------    -----------    -----------
REVENUE                               $          -   $          -   $          -   $          -   $          -

COST OF REVENUE                                  -              -              -              -              -
                                       -----------    -----------    -----------    -----------    -----------
GROSS PROFIT                                     -              -              -              -              -


OPERATING EXPENSES
Professional fees                           13,886         19,376         12,360         20,419        258,407
Taxes and licenses                               -            229              -              -          1,866
Transfer Stock                                 450            500              -              -          5,945
Bank fees and
  service charges                              188            346            235            383          4,466
Travel                                       9,348          9,348          4,132          6,717         92,549
Office expense                                   -          1,787              -              -         11,787
Interest expense                             1,899          3,216          1,220          2,365         19,923
                                       -----------    -----------    -----------    -----------    -----------
TOTAL OPERATING
  EXPENSES                                  25,771         34,802         17,947         29,884        394,943
                                       -----------    -----------    -----------    -----------    -----------
NET LOSS                              $    (25,771)  $    (34,802)  $    (17,947)  $    (29,884)  $   (394,943)
                                       ===========    ===========    ===========    ===========    ===========

BASIC LOSS PER
  COMMON SHARE                        $          -   $          -   $          -   $          -
                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
  NUMBER OF
  COMMON SHARES                         50,000,000     50,000,000     41,630,855     40,942,255
                                       ===========    ===========    ===========    ===========








Prepared without audit. See independent accountants' review report and notes to the financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                     Accumulated
                                        Common        Additional    Deficit Prior  Accumulated
                                         Stock          Paid-in          to        Deficit After
                                        Par Value       Capital     July 1, 1992   July 1, 1992       Total
                                       -----------    -----------    -----------    -----------    -----------

Balance at
  July 1, 1992                        $     11,580   $    122,752   $   (151,332)  $          -   $    (17,000)

Issuance of common stock,
  upon conversion of debt,
  note 5                                        69        215,329              -              -        215,398

Activity July 1, 1992
through June 30, 2002                            -              -              -       (287,773)      (287,773)
                                       -----------    -----------    -----------    -----------    -----------
Balance at
June 30, 2002                               11,649        338,081       (151,332)      (287,773)       (89,375)

Issuance of common stock,
  upon conversion of debt,
  note 5                                        19         60,895              -              -         60,914

Net Loss                                         -              -              -        (29,884)       (29,884)
                                       -----------    -----------    -----------    -----------    -----------
Balance at
December 31, 2002                           11,668        398,976       (151,332)      (317,657)       (58,345)

Stock split under the form
  of dividend, note 5                          400              -              -           (400)             -

Net Loss                                         -              -              -        (42,483)       (42,483)
                                       -----------    -----------    -----------    -----------    -----------
Balance at
June 30, 2003                               12,068        398,976       (151,332)      (360,540)      (100,828)

Net loss                                         -              -              -        (34,802)       (34,802)
                                       -----------    -----------    -----------    -----------    -----------
Balance at
December 31, 2003                     $     12,068   $    398,976   $   (151,332)  $   (395,342)  $   (135,630)
                                       ===========    ===========    ===========    ===========    ===========









Prepared without audit. See independent accountants' review report and notes to the financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
                                                            From Inception of
                                                              the Development
                                                                    Stage
                                      Six            Six        July 1, 1992
                                  months ended   months ended      through
                                  Dec. 31, 2003  Dec. 31, 2002  Dec. 31, 2003
                                   -----------    -----------    -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                          $    (34,802)  $    (29,884)  $   (394,942)
Adjustment to reconcile net loss
 to net cash used in operating
 activities
 Increase/(Decrease) in accrued
  expenses                             (12,142)         5,733         42,779
                                   -----------    -----------    -----------
NET CASH USED IN
  OPERATING ACTIVITIES                 (46,944)       (24,151)      (352,163)
                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances from an officer                     -              -        (10,000)
Repayment of advances to an officer          -              -         10,000
                                   -----------    -----------    -----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                       -              -              -
                                   -----------    -----------    -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
Bank Overdraft                            (996)           (23)             -
Advances from an officer                48,200         24,264        345,431
Repayments of advances
 to an officer                               -              -        (20,508)
Proceeds from notes payable                  -              -         27,500
                                   -----------    -----------    -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                  47,204         24,241        352,423
                                   -----------    -----------    -----------
NET INCREASE IN CASH                       260             90            260


CASH AT BEGINNING OF PERIOD                  -              -              -
                                   -----------    -----------    -----------
CASH AT END OF PERIOD             $        260   $         90   $        260
                                   ===========    ===========    ===========
Supplementary disclosures:
 Interest paid                    $          -   $          -   $      2,211
                                   ===========    ===========    ===========

Prepared without audit. See independent accountants' review report and notes to the financial statements.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended December 30, 2003, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the six months ended December 31, 2003, the Company funded its disbursements by loans from an officer.

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

2. INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at December 31, 2003 total approximately $500,000 and expire between June 30, 2004 and June 30, 2023. The use of loss carry forwards is limited in accordance with the rules of change in ownership.

Deferred tax benefit resulting from these loss carryforwards are subject to a 100% valuation allowance due to the uncertainty of realization.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

    3. RELATED PARTY TRANSACTIONS

Officers of the Company advance money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the six months ended December 31, 2003, one officer advanced a total of $48,200. The unpaid balance of advances was $68,434 and $20,234 at December 31, 2003 and June 30, 2003, respectively.

An officer of the Company (who resigned in May 2003) is a principal in a consulting firm to which the Company paid professional fees totaling $17,484 and $9,019 during the six months ended December 31, 2003 and 2002, respectively. Professional fees owed to this firm totaled $12,713 and $23,004 at December 31, 2003 and June 30, 2003, respectively.

4. NOTE PAYABLE

During the three months ended March 31, 2003, an unrelated individual advanced $20,000 to fund the Company's expenses. This advance bears interest at 7% and is due on demand.

5. COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 3,726,331 shares of common stock (18,631,655 after stock split) or $0.03125 per share. On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,864 into 1,115,673 shares of common stock (5,578,365 after stock split) or $0.03125 per share. On August 22, 2001, the Company converted $64,086 of loans from officers and accrued interest into 2,050,731 shares of common stock (10,253,655 after stock split) or $0.03125 per share. During the year ended June 30, 2003, the Company converted $60,914 of loans from officers and accrued interest into 1,949,269 shares of common stock (9,746,345 after stock split) or $0.03125 per share.

On May 13, 2003, the Board of Directors approved a 5 for 1 stock split of the outstanding common stock in the form of dividend. Weighted average member of shares used in the calculation of earnings per share has been retroactive restated to consider this stock split.

6. COMMITMENTS AND CONTINGENCIES

The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $26,000.

The Company is a defendant in a lawsuit where the plaintiff alleges unsolicited fax advertisement violations. Management believes this lawsuit is frivolous, and the outcome will be immaterial to the financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


7. SUBSEQUENT EVENT

Merger

On April 21, 2003, the Company entered into an agreement and plan of merger with Ultimate Security System Corporation ("Ultimate"). Ultimate is the manufacturer of the Power Lock(TM) vehicle security system, and is located in Irvine, California. Upon approval of the merger by both parties, the Company will issue shares of common stock to Ultimate. According to the terms of the agreement, the total common stock authorized will increase to 500,000,000. Please refer to Form 8-K filed with the SEC on April 23, 2003. The Company is still negotiating the details of the transaction.

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

As shown in the financial statements during the three and six months ended December 31, 2003, the Company did not generate any revenue, and has a net capital deficiency. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three and six months ended December 31, 2003, the Company funded its disbursements by loans from officer Mark Scharmann.

As indicated officers of the Company have advanced money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the six months ended December 31, 2003, Mark Scharmann advanced a total of $48,200. The unpaid balance of advances was $68,434 at December 31, 2003.

David Knudson, a former officer of the Company, is a principal in a consulting firm to which the Company paid professional fees totaling $17,484 during the six months ended December 31, 2003. Professional fees owed to this firm totaled $12,713 at December 31, 2003.

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

The purpose for the stock split was to increase the marketability and liquidity of the common stock and increase the number of issued and outstanding shares of our common stock. As a result of the stock split, each share of our issued and outstanding common stock on May 23, 2003 may be exchanged for 5 fully paid and nonassessable shares of common stock, $0.00001 par value per share.

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

Our operating expenses for the three and six months ended December 31, 2003 totaled $25,771 and $34,802 compared to $17,947 and $29,884 for the prior year periods. The expenses were due primarily to professional fees, travel expenses related to due diligence for the proposed merger with Ultimate, and interest expense on loans.

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

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2003.

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

                           IMMUNOTECHNOLOGY CORPORATION


Date: March 16, 2004       By /S/ Mark A. Scharmann,
                           President and Director
                           Principal Executive and Financial Officer