Form 10QSB
period 2004-03-31
IMMUNOTECHNOLOGY CORP
filed 2004-05-27
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-24641


                          IMMUNOTECHNOLOGY CORPORATION
           (Name of Small Business Issuer as specified in its charter)

      Delaware                                        84-1016435
      -------------------------------                 ------------------
      (State or other jurisdiction of                 (I.R.S.employer
      incorporation or organization                   identificationNo.)



                      1661 Lakeview Circle, Ogden, UT 84403
                      -------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (801) 399-3632

                                       N/A
             Former name, former address, and former fiscal year, if
                           changed since last report.

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes___ No X

Common Stock outstanding at May 26, 2004 - 50,000,000 shares of $.00001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          IMMUNOTECHNOLOGY CORPORATION

                      For the Quarter ended March 31, 2004

      The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Independent Accountants' Review Report                            3

            Balance Sheets                                                    4

            Unaudited Statements of Operations                                5

            Unaudited Statements of Stockholders' Deficit                     6

            Unaudited Statements of Cash Flows                                7

            Notes to Financial Statements                                 8 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Controls and Procedures                                               12

                           PART II - OTHER INFORMATION
                                                                            Page
                                                                            ----

Item 1.     Legal Proceedings                                                 12

Item 2.     Changes in the Securities                                         12

Item 3.     Defaults Upon Senior Securities                                   12

Item 4.     Results of Votes of Security Holders                              12

Item 5.     Other Information                                                 12

Item 6(a).  Exhibits                                                          12

Item 6(b).  Reports on Form 8-K                                               13

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders of
ImmunoTechnology Corporation


     We have reviewed the accompanying balance sheets of ImmunoTechnology Corporation (a Delaware corporation in the Development Stage) as of March 31, 2004 and June 30, 2003 and the statements of operations for the three months and nine months ended March 31, 2004 and 2003 and for the period from inception of the development stage (July 1, 1992) through March 31, 2004, the statements cash flows for the nine months ended March 31, 2004 and 2003 and for the period from inception of the development stage (July 1, 1992) through March 31, 2004, and the statements of stockholders' deficit for the period from inception (July 1, 1992) through March 31, 2004. These financial statements are the responsibility of the management of ImmunoTechnology Corporation.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

May 20, 2004

                          IMMUNOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                       (Unaudited)     (Audited)
                                                        March 31,       June 30,
                                                          2004           2003
                                                       ----------     ----------
CURRENT ASSETS
  Cash                                                 $     717      $       -
                                                       ----------     ----------

    TOTAL ASSETS                                       $     717      $       -
                                                       ==========     ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                       $       -      $     996
  Accrued expenses                                        47,126         59,598
  Note payable, note 4                                    20,000         20,000
  Advances from officers, note 3                          89,184         20,234
                                                       ----------     ----------

    TOTAL CURRENT LIABILITIES                            156,310        100,828
                                                       ----------     ----------

COMMITMENTS AND CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT, note 5
  Preferred stock, par value
   $.00001 per share
   Authorized - 5,000,000 shares
   Issued - none
  Common stock, par value $.00001 per share
    authorized - 50,000,000; shares issued
    and outstanding - 50,000,000                          12,068         12,068
  Paid in capital                                        398,976        398,976
  Accumulated deficit prior to the development stage    (151,332)      (151,332)
  Accumulated deficit during the development stage      (415,305)      (360,540)
                                                       ----------     ----------

    TOTAL STOCKHOLDERS' DEFICIT                         (155,593)      (100,828)
                                                       ----------     ----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                           $     717      $       -
                                                       ==========     ==========





                             Prepared without audit.
 See independent accountants' review report and notes to financial statements

                          IMMUNOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                              From
                                                                           Inception of
                                                                               the
                                                                           Development
                                                                           Stage, July
                        Three         Nine         Three         Nine        1, 1992
                      months ended months ended  monthsended  months ended   through
                       March 31,     March 31,    March 31,     March 31,   March 31,
                         2004          2004         2003          2003        2004
                      -----------  -----------   -----------  -----------  ----------
REVENUE               $         -  $         -   $         -  $         -  $        -

COST OF REVENUE                 -            -             -            -           -
                      -----------  -----------   -----------  -----------  ----------

  GROSS PROFIT                  -            -             -            -           -

OPERATING EXPENSES
  Professional fees         7,185       27,061        14,658       35,077     271,536
  Taxes and licenses            -          229             -            -       1,866
  Bank fees and
    service charges            83          429           165          548       4,549
  Travel                   10,215       19,563         2,418        9,135     102,764
  Office expense              250        2,037             -            -      12,037
  Interest expense          2,230        5,446          (607)       1,758      22,153
                      -----------  -----------   -----------  -----------  ----------

    TOTAL OPERATING
      EXPENSES             19,963       54,765        16,634       46,518     414,905
                      -----------  -----------   -----------  -----------  ----------

     NET LOSS         $   (19,963) $   (54,765)  $   (16,634) $   (46,518) $ (414,905)
                      ===========  ===========   ===========  ===========  ==========

BASIC LOSS PER
  COMMON SHARE        $         -  $         -   $         -  $         -
                      ===========  ===========   ===========  ===========

WEIGHTED AVERAGE
  NUMBER OF
  COMMON SHARES        50,000,000   50,000,000    50,000,000   43,917,425
                      ===========  ===========   ===========  ===========

                             Prepared without audit.
See independent accountants' review report and notes to financial statements.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                               Accumulated Accumulated
                             Common              Deficit    Deficit
                              Stock  Additional Prior to    After
                               Par    Paid-in    July 1,    July 1,
                              Value   Capital     1992       1992       Total
                             -------  --------  ---------  ---------  ---------
Balance at
  July 1, 1992               $11,580  $122,752  $(151,332) $       -  $ (17,000)

Issuance of common stock,
  upon conversion of debt,
  note 5                          69   215,329          -          -    215,398

Activity July 1, 1992
  through June 30, 2002            -         -          -   (287,773)  (287,773)
                             -------  --------  ---------  ---------  ---------
Balance at
  June 30, 2002               11,649   338,081   (151,332)  (287,773)   (89,375)

Issuance of common stock,
  upon conversion of debt,
  note 5                          19    60,895          -          -     60,914

Net Loss                           -         -          -    (29,884)   (29,884)
                             -------  --------  ---------  ---------  ---------
Balance at
  December 31, 2002           11,668   398,976   (151,332)  (317,657)   (58,345)

Stock split under the form
  of dividend, note 5            400         -          -       (400)         -

Net Loss                           -         -          -    (42,483)   (42,483)
                             -------  --------  ---------  ---------  ---------
Balance at
  June 30, 2003               12,068   398,976   (151,332)  (360,540)  (100,828)

Net loss                           -         -          -    (34,802)   (34,802)
                             -------  --------  ---------  ---------  ---------
Balance at
  December 31, 2003           12,068   398,976   (151,332)  (395,342)  (135,630)

Net loss                           -         -          -    (19,963)   (19,963)
                             -------  --------  ---------  ---------  ---------
Balance at
  March 31, 2004             $12,068  $398,976  $(151,332) $(415,305) $(155,593)
                             =======  ========  =========  =========  =========

                             Prepared without audit.
See independent accountants' review report and notes to financial statements.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                               From Inception of
                                                                                the Development
                                                     Nine            Nine       Stage, July 1,
                                                 months ended    months ended    1992 through
                                                March 31, 2004  March 31, 2003  March 31, 2004
                                                --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $     (54,765)  $     (46,518)  $    (414,905)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
     Increase (decrease) in accrued expenses          (12,472)          5,772          42,449
                                                --------------  --------------  --------------

     NET CASH USED IN
       OPERATING ACTIVITIES                           (67,237)        (40,746)       (372,456)
                                                --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances from an officer                                  -               -          10,000
  Repayment of advances to an officer                       -               -         (10,000)
                                                --------------  --------------  --------------

     NET CASH PROVIDED BY
       INVESTING ACTIVITIES                                 -               -               -
                                                --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                         (996)            (23)              -
  Advances from an officer                             68,950          20,975         366,181
  Repayments of advances to an officer                      -               -         (20,508)
  Proceeds from notes payable                               -          20,000          27,500
                                                --------------  --------------  --------------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                            67,954          40,952         373,173
                                                --------------  --------------  --------------

       NET INCREASE IN CASH                               717             206             717


CASH AT BEGINNING OF PERIOD                                 -               -               -
                                                --------------  --------------  --------------

CASH AT END OF PERIOD                           $         717   $         206   $         717
                                                ==============  ==============  ==============

Supplementary disclosures:
 Interest paid                                  $       2,560   $           -   $       4,771
                                                ==============  ==============  ==============

                             Prepared without audit.
See independent accountants' review report and notes to financial statements.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the quarter ended March 31, 2004, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the nine months ended March 31, 2004, the Company funded its disbursements by loans from an officer.

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

2.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The loss carryforwards at March 31, 2004 total approximately $550,000 and expire between June 30, 2004 and June 30, 2024. Loss carry-forwards are limited in accordance with the rules of change in ownership. Deferred tax benefit resulting from these loss carryforwards are subject to a 100% valuation allowance due to the uncertainty of realization.

                            Prepared without audit.
                  See independent accountants' review report.

3.   RELATED PARTY TRANSACTIONS

     An officer of the Company advanced money to fund the Company's expenses. All advances bear interest at 10% and are due on demand. During the nine months ended March 31, 2004, an officer advanced $68,950.

     The unpaid balance of advances was $89,184 and $20,234 at March 31, 2004 and June 30, 2003, respectively.

     A former officer of the Company is a principal in a consulting firm to which the Company paid professional fees totaling $21,245 and $14,227 during the nine months ended March 31, 2004 and 2003, respectively. Professional fees owed to this firm totaled $10,328 and $23,004 at March 31, 2004 and June 30, 2003, respectively.

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

     On May 13, 2003, the Board of Directors approved a 5 for 1 stock split of the outstanding common stock in the form of dividend. Weighted average number of shares used in the calculation of earnings per share has been retroactive restated to consider this stock split.

6.   COMMITMENTS AND CONTINGENCIES

     The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $26,000.

7.   SUBSEQUENT EVENT

     On April 21, 2003, the Company entered into an agreement and plan of merger with Ultimate Security System Corporation ("Ultimate"). Ultimate is the manufacturer of the Power Lock(TM) vehicle security system, and is located at Irvine, California. Upon approval of the merger by both parties, the Company will issue shares of common stock to Ultimate, and warrants to Troika Capital Investment, the majority shareholder of the company. Following the transaction, the Company will increase its capitalization from 50,000,000 to 500,000,000 authorized shares of common stock. Please refer to Form 8-K filed with the SEC on April 23, 2003. The Company is still negotiating the details of the transaction.


                            Prepared without audit.
                  See independent accountants' review report.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

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

Merger Agreement and Forward Stock Split

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

     On May 13, 2002, our Board of Directors approved a 5 for 1 stock split of our issued and outstanding common stock which was effective on May 28, 2003. As a result of the 5:1 forward split, our total issued and outstanding stock increased from 10,000,000 shares issued and outstanding to 50,000,000 shares issued and outstanding.

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

Financial Condition

     Total assets at March 31, 2004 were $717. As of June 30, 2003, the Company had no assets and liabilities $100,828.

     The Company's total liabilities as of March 31, 2004 were $156,310. The Company's liabilities include, but are not limited to; $89,184 loans from officers, $47,126 accrued expenses and $20,000 note payable.

     As indicated officers of the Company have advanced money to fund the Company's expenses. All advances bear interest at 10%, and are due on demand. During the nine months ended December 31, 2004, Mark Scharmann advanced a total of $68,950. David Knudson, a former officer of the Company, is a principal in a consulting firm to which the Company paid professional fees totaling $21,245 during the nine months ended March 31, 2004. Professional fees owed to this firm totaled $10,328 at March 31, 2004.

Results of Operations

     The Company generated no revenues in 2003 or 2004 since the Confirmation Date of its Bankruptcy Reorganization. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

     The Company had a net loss of $19,963 for the three months ended March 31, 2004. This compares to a net loss of $16,634 for the three months ended March 31, 2003. The Company's expenses for the quarter ended March 31, 2004 consisted of travel, professional fees, interest and other expenses.

     The Company had a net loss of $54,765 for the nine months ended March 31, 2004 and $46,518 for the nine months ended March 31, 2003.

                         ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of March 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)   Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

Item 2.      Changes in the Rights of the Company's Security Holders.  None.

Item 3.      Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2004.

Item 5.      Other Information.

Item 6(a).   Exhibits. 31 Certification  of Chief  Executive Officer  and  Chief
                       Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

                       32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Item 6(b).   Reports on Form 8-K.  None.




                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 26, 2004                 IMMUNOTECHNOLOGY CORPORATION



                                      By    /s/ Mark A. Scharmann
                                            Chief Executive Officer and
                                            Chief Financial Officer