Form 10KSB
period 2004-06-30
IMMUNOTECHNOLOGY CORP
filed 2004-11-17
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-24641

                          IMMUNOTECHNOLOGY CORPORATION
                          ----------------------------
           (Name of Small Business Issuer as specified in its charter)

         Delaware                                             84-1016435
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization                            identification No.)
                                1661 Lakeview Circle
                                Ogden, UT 84403
                    (Address of principal executive offices)

           Issuer's telephone number, including area code:  (801) 399-3632

     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

   Securities  registered  pursuant  to  Section  12(g) of the  Exchange  Act:
$.00001 par value common stock

   Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No.

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

   The Issuer's revenues for the fiscal year ended June 30, 2004 were -0-.

   As of November 15, 2004, 50,000,000 shares of the Issuer's common stock were issued and outstanding of which 8,742,015 were held by non-affiliates. As of November 15, 2004, there was no active market in the Issuers securities.

                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                TABLE OF CONTENTS


Page
PART I
Item 1.    Description of Business...........................................2
Item 2.    Properties........................................................7
Item 3.    Legal Proceedings.................................................7
Item 4.    Submission of Matters to a Vote of Security Holders...............7


PART II
Item  5.  Market  for the  Registrant's  Common  Stock  and  Related  Security
            Holder Matters...................................................8
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation..............................................10
Item 7.     Financial Statements............................................19
Item 8.     Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................31
Item 8A.  Controls and Procedures...........................................31
Item 8B.  Other Information.................................................31

PART III
Item 9 .  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act...............32
Item 10.  Executive Compensation............................................33
Item 11.  Security Ownership of Certain Beneficial Owners and Management....35
Item 12.  Certain Relationships and Related Party Transactions..............36
Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.37
Item 14.  Principal Accounting Fees and Services............................38


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General and History

      Immunotechnology Corporation (the "Company") is a Delaware corporation which is currently inactive. The Company was incorporated on November 30, 1989, in the state of Delaware. The Company's predecessor was LJC Corporation, a Utah corporation, organized on November 8, 1984 ("LJC"). On October 7, 1989, LJC acquired ImmunoTechnology Laboratories, Inc., a privately-held Colorado corporation ("ITL"), in a reverse merger transaction. As a result of this transaction, ITL became a wholly owned subsidiary of LJC. On October 10, 1989, LJC changed its name to ImmunoTechnology Laboratories, Inc. ("ITL-UT"). ITL was formed for the purpose of engaging in the business of operating a medical test related laboratory. The Company's only business has been the operation of ITL, whose operations were discontinued in 1992.

      In 1989, the Company changed its domicile from the State of Utah to the State of Delaware and its name from ImmunoTechnology Laboratories, Inc. to Immunotechnology Corporation through a reincorporation merger. The merger was effective on December 21, 1989.

      Since discontinuing the operations of ITL, we have has been seeking potential business acquisition or opportunities in an effort to commence business operations. We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

      On April 21, 2003, we entered into an Agreement and Plan of Merger with Ultimate Security Systems Corporation. In August 2004, the Company and USSC agreed to terminate the Merger Agreement. We had filed a Form S-4 registration statement with the Securities and Exchange Commission to register shares we intended to issue in connection with the merger, but as a result of the termination of the Agreement, in August, 2004, we withdrew such registration statement from the Securities and Exchange Commission before it was declared effective. As part of our termination agreement with USSC, we paid USSC a termination fee of $125,000. We are currently looking for an alternative acquisition transaction.

Business Plan

      Our current business plan is to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a "Target Business"). We intend to utilize our limited current assets, equity securities, debt securities, borrowings or a combination thereof in effecting a Business Combination with a Target Business which we believe has significant growth potential. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources we will, in all likelihood, have the ability to effect only a single Business Combination.

      We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. To the extent we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that we will properly ascertain or assess all risks.

      Probable Lack of Business Diversification. As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that we will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. Our probable lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

      No Independent Appraisal of Potential Acquisition Candidates. We do not anticipate that we will obtain an independent appraisal or valuation of a Target Business. Therefore, our stockholders will need to rely primarily upon management to evaluate a prospective Business Combination.

      Limited Ability to Evaluate Management of a Target Business. The role of our present management, following a Business Combination, cannot be stated with any certainty. Although we intend to scrutinize closely the management of a prospective Target Business in connection with its evaluation of the desirability of effecting a Business Combination with such Target Business, there can be no assurance that our assessment of such management will prove to be correct. While it is possible that certain of our directors or our executive officers will remain associated in some capacities with the Company following consummation of a Business Combination, it is unlikely that any of them will devote a substantial portion of their time to the affairs of the Company subsequent thereto. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the particular Target Business. We also may seek to recruit additional personnel to supplement the incumbent management of the Target Business. There can be no assurance that we will have the ability to recruit additional personnel or that such additional personnel will have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. In addition, there can be no assurance that the future management of the Company will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development.

      Selection of a Target Business and Structuring of a Business Combination. Our management has substantial flexibility in identifying and selecting a prospective Target Business within the specified businesses. In evaluating a prospective Target Business, management will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

      The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with our business objectives. In connection with its evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

      The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our current executive officers and directors intend to devote only a small portion of their time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if our management devoted their full time to the Company's affairs. However, each of our officers and directors will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether we have identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

      We anticipate that various prospective Target Businesses will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, directors and their affiliates. While we have not yet ascertained how, if at all, we will advertise and promote the Company, it may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis (other than the independent investment banker), we may engage such firms in the future, in which event we may pay a finder's fee or other compensation.

       As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

      There currently are no limitations on our ability to borrow funds to effect a Business Combination. However, our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

Competition

      We expect to encounter intense competition from other entities having business objectives similar to that of the Company. Many of these entities are well established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that the Company will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business Combination more quickly than the Company. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to satisfy our stated business objectives.

Uncertainty of Competitive Environment of Target Business

      In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors including competitors with increasingly greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a Business Combination, we will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

Certain Securities Laws Considerations

      Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, we will only be able to effect a Business Combination with a prospective Target Business that has available audited financial statements or has financial statements which can be audited.

Employees

      As of the date of this Prospectus, we have no full time employees.

ITEM 2.  PROPERTIES

      Our offices are located at 1661 Lakeview Circle, Ogden, UT 84403. The Company, pursuant to an oral agreement, utilizes an office at the residence of Mark A. Scharmann, a stockholder of the Company and the Company's President. We pay no rent or other fees for the use of such facilities.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were presented to our shareholders for a vote during the last quarter of the fiscal year ending June 30, 2004.

                                     PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The table on the following page sets forth, for the respective periods indicated the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. There is currently limited trading volume in our shares.

                                                        High Bid    Low Bid
                                                        --------    -------
      Fiscal Year Ended June 30, 2002
      -------------------------------
      First Quarter                                     $0.40       $ 0.12
      Second Quarter                                    $0.35       $ 0.13
      Third Quarter                                     $0.15       $ 0.15
      Fourth Quarter                                    $0.25       $ 0.12

      Fiscal Year Ended June 30, 2003
      -------------------------------
      First Quarter                                     $0.12       $ 0.11
      Second Quarter                                    $0.24       $ 0.10
      Third Quarter                                     $0.74       $ 0.14
      Fourth Quarter*                                   $1.80       $ 0.10

      Fiscal Year Ended June 30, 2004
      -------------------------------
      First Quarter                                     $0.14        $ 0.065
      Second Quarter                                    $0.11        $ 0.07
      Third Quarter                                     $0.09        $ 0.03
      Fourth Quarter                                    $0.06        $ 0.02

      *On May 28, 2003, the Company effected a 5 for 1 forward split of its common stock. The high bid price for the quarter indicated of $1.80 represents the high bid on May 23, 2003 immediately prior to the forward split. The low bid price of $0.10 represents the low bid on June 26, 2003, subsequent to the forward split.

      At November 15, 2004, the Company's  Common Stock was quoted on the OTC
Bulletin   Board  ("IMNT") at a  bid and asked  price  of  $0.02 and $0.03 respectively. Due to the late filing of this annual report, an "E" was appended to the Company's symbol on October 20, 2004, indicating that the Company is ineligible for listing until it is current in its reporting obligations, and subject to delisting if it fails to become current within 30 calendar days, or November 19, 2004. Upon the filing of this report, the Company will apply to have the "E" removed from its symbol.

Shares Issued in Unregistered Transactions

      During the last three years, the Company issued the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended. No underwriting fee or other compensation was paid in connection with the issuance of shares.
                                                                Total
                                                            Consideration
Name                          Date        Shares Issued (1)    Paid (2)

Mark A. Scharmann             8/22/01     5,183,945          $32,399.67
David Knudson                 8/22/01     5,069,710          $31,685.79
Mark A. Scharmann             6/27/02     6,464,945          $40,405.91
David Knudson                 12/19/02    3,281,400          $20,508.74

(1) The Company effectuated a 5 for 1 forward stock split in May 2003. The number of shares listed above give effect to such stock split.

(2) The consideration paid for these shares was the conversion of debt owed by the Company to Mr. Scharmann and Mr. Knudson.

Purchases  of Equity  Securities  By Small  Business  Issuers  and  Affiliated
Purchasers

      We purchased no securities from any of our shareholders in private transactions or in market transactions during the last fiscal year.

Holders

      As of November 15, 2004, there were 50,000,000 shares of common stock outstanding and approximately 45 stockholders of record of common stock.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Limitation on Directors' Liability, Charter Provisions and Other Matters

      Delaware law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors' fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Delaware, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Delaware law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Certificate of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Delaware law.

      The inclusion of this provision in the Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its stockholders.

      Our Bylaws provide indemnification to our officers and directors and certain other persons with respect to certain matters. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

Transfer Agent and Registrar

      Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Denver, CO 80209-3244; telephone (303) 282-4800.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

        Immunotechnology is an inactive company with limited assets and no operations. We have been inactive for several years. In 2003 we entered into a merger agreement to acquire an operating company. We filed a registration statement on Form S-4 to register securities which we intended to issue in connection with such merger. In August 2004, we terminated the merger agreement we had previously entered into and we withdrew the Form S-4 before it was declared effective. We are now looking for alternative acquisition targets. Because we have no cash assets, we will be required to issue shares of our common stock in connection with any merger or other acquisition transaction into which we enter.

Liquidity and Capital Resources

        As of June 30, 2004, the Company had no assets. The Company is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of a merger or acquisition. As of June 30, 2004, the Company had total liabilities of $177,740.

        The Company intends to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

      In August 2004, subsequent to the end of our fiscal year, we terminated our merger agreement with Ultimate Securities Systems, Inc. Pursuant to the terms of the termination agreement, we were required to pay $125,000 to Ultimate Securities Systems as a termination fee. Inasmuch as we did not have sufficient funds to pay the termination fee, we borrowed all $125,000 from several lenders. Details as to those loans are as follows:

                        Loan        Principal      Due        Option
      Lender            Date        Amount (1)     Date       Shares (2)
      ------            ----        ----------     ----       ----------

      Rich Robinson     8/12/04     $50,000        11/10/04   500,000
      Doug Eilertson    8/13/04     $50,000        11/11/04   500,000
      Steve Scharmann   8/25/04     $10,000        11/23/04   100,000
      Jill Corry        10/5/04     $10,000        1/3/05     100,000

      (1) Interest accrues.
      (2) These options are exercisable at $.01 per share for a period of two years and were granted as additional incentive for the loans.

      We anticipate that the above-listed notes will be extended by the lenders. However, we have not completed our efforts to extend such notes and there can be no assurance we will be able to do so. The remaining $5,000 necessary was borrowed from our president Mark Scharmann.

      In order to fund our professional fees and the costs related to locating, analyzing and negotiating potential acquisitions, we must raise additional capital. We may attempt to borrow funds from our officers, shareholders or others and we may attempt to raise additional capital from the sale of our securities in a private offering. Since 1997, our president Mark Scharmann has made numerous advances to the Company as funds were needed for the Company's expenses. As of June 30, 2004, we owed Mr. Scharmann $100,628.38. As of September 30, 2004, we owed Mr. Scharmann $140,243.16. There can be no assurance that we will be able to raise additional capital from either loan or equity transactions. If we are not able to raise additional capital to fund the professional fees related to our annual and quarterly filings with the Securities and Exchange Commission, we may be unable to file the required reports on a timely basis. In such event we would not be able to maintain a quotation on the OTCBB. This could reduce our attractiveness as a merger vehicle

        It is likely that the Company will be required to raise additional capital in order to attract and potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.

        The auditors' report on the Company's June 30, 2004 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

        We have not had any active operations since 1992 and we generated no revenue for the year ended June 30, 2004 or the year ended June 30, 2003. We had total expenses of $76,912 for the year ended June 30, 2004, and total expenses of $72,367 for the year ended June 30, 2003. We do not anticipate that the Company will generate any revenues until, it acquires or merges with another company.

Critical Accounting Policies

      This Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have terminated our previous operations and such operations are treated as discontinued operations for financial statement purposes.

      We anticipate that in the future, the preparation of our financial statements will require management to make estimates and assumptions that will affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management will evaluate its estimates and assumptions, including those related to inventory, income taxes, revenue recognition and restructuring initiatives. We anticipate that management will base its estimates and judgments on historical experience of the operations we may acquire and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Financial Statements following the completion of an acquisition:

      Income Taxes. In determining the carrying value of the Company's net deferred tax assets, the Company will be required to assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company's Statements of Operations. Management will be required to evaluate the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

      Goodwill and Other Long-Lived Asset Valuations. In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We currently have no intangible assets. At such time as we have intangible assets, we will adopt the new rules on accounting for goodwill and other intangible assets, Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

       Revenue Recognition. At such time as we have revenues from operations, we will adopt revenue recognitions policies consistent with generally acceptable accounting standards.

      Stock-Based Compensation. In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation" -- Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and have adopted the disclosure-only provisions of SFAS 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with FAS 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Interest Rate Risk

      We currently have debt and will undoubtedly incur debt to finance our operations. We anticipate that a substantial amount of our future debt and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental interest expense.

Plan of Operation

        The Company's current plan of operation is to acquire another operating company. (See "Item 1 - Description of Business - Current Business Plan.")

        It is likely that any acquisition will be a "reverse merger" acquisition whereby the Company acquires a larger company by issuing shares of the Company's common stock to the shareholders of the larger company. Although the Company would be the surviving or parent company from a corporate law standpoint, the shareholders of the larger company would be the controlling shareholders of the Company and the larger company would be treated as the survivor or parent company from an accounting point of view. It can be expected that any company which may desire to be acquired by the Company will do so as method of potentially becoming a public company more quickly and less expensively than if such company undertook its own public offering. Even if the Company is able to acquire another company, there can be no assurance that the Company will ever operate at a profit.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

      Except for the payment of accrued management compensation, accrued taxes, rent and other payables, all of which are described in the financial statements attached hereto, we have no contractual commitments or obligations.

Inflation

      The Company does not believe that inflation will negatively impact its business plans.

Forward Outlook and Risks

      This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Immunotechnology Corporation are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

      Operating History; No Assets; No Present Source of Revenues. We have been inactive since 1992. We intend to attempt to commence active operations in the future by acquiring a Target Business. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no resources and have had no revenues since 1992. In addition, we will not generate any revenues (other than investment income) until, at the earliest, the consummation of a Business Combination. Moreover, there can be no assurance that any Target Business will derive any material revenues from its operations or operate on a profitable basis.

      Possibility of Total Loss of Investment. An investment in the Company, is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

      Absence of Substantive Disclosure Relating to Prospective Business Combinations; Investment in the Company Versus Investment in a Target Business. We have not yet identified a prospective Target Business. Accordingly, investors will have no substantive information concerning consummation of any specific Business Combination in considering a purchase of the Preferred Shares in this offering.

      Seeking to Achieve Public Trading Market through Business Combination. While a prospective Target Business may deem a consummation of a Business Combination with the Company desirable for various reasons, a Business Combination may involve the acquisition of, merger or consolidation with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control and the time and expense incurred to comply with various Federal and state securities laws that regulate initial public offerings. Nonetheless, there can be no assurance that there will be an active trading market for the Company's securities following the completion of a Business Combination or, if a market does develop, as to the market price for the Company's securities.

      Uncertain Structure of Business Combination. The structure of a future transaction with a Target Business cannot be determined at the present time and may take, for example, the form of a merger, an exchange of stock or an asset acquisition. We may form one or more subsidiary entities to complete a Business Combination and may, under certain circumstances, distribute the securities of subsidiaries to our stockholders. There can be no assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if it did, any assurance as to the prices at which such securities might trade. The structure of a Business Combination or the distribution of securities to stockholders may result in taxation of the Company, the Target Business or stockholders.

      Unspecified Target Business; Unascertainable Risks. We have not selected an acquisition or other Business Combination as of the date of this Form 10-KSB. Accordingly, there is no basis for prospective investors to evaluate the possible merits or risks of the Target Business or the particular sector of the technology industries in which the Company may ultimately operate. To the extent we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although management will endeavor to evaluate the risks inherent in a particular Target Business or industry, there can be no assurance that we will properly ascertain or assess all such risks.

      Probable Lack of Business Diversification. As a result of our limited resources, in all likelihood, we will have the ability to complete only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Our probable lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to a consummation of a Business Combination. There can be no assurance that the Target Business will prove to be commercially viable.

      Conflicts of Interest; Absence of Independent Directors. None of the Company's directors or executive officers are required to commit their full time to the affairs of the Company and it is likely that such persons will not devote a substantial amount of time to the affairs of the Company. Such personnel will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs.

      Limited Ability to Evaluate Target Business Management; Possibility That Management Will Change. The role of the present management in the operations of a Target Business of the Company following a Business Combination cannot be stated with certainty. Although we intend to scrutinize closely the management of a prospective Target Business in connection with our evaluation of the desirability of effecting a Business Combination with such Target Business, there can be no assurance that our assessment of such management will prove to be correct, especially in light of the possible inexperience of current key personnel of the Company in evaluating certain types of businesses. While it is possible that certain of our directors or executive officers will remain associated in some capacities with the Company following a consummation of a Business Combination, it is unlikely that any of them will devote a substantial portion of their time to the affairs of the Company subsequent thereto. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the Target Business acquired by the Company. We may also seek to recruit additional personnel to supplement the incumbent management of the Target Business. There can be no assurance that we will successfully recruit additional personnel or that the additional personnel will have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. In addition, there can be no assurance that our future management will have the necessary skills, qualifications or abilities to manage a public company embarking on a program of business development.

      Competition. We expect to encounter intense competition from other entities having business objectives similar to our business objectives. Many of these entities, including venture capital partnerships and corporations, shell companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business Combination more quickly than we can. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to achieve our business objectives.

      Uncertainty of Competitive Environment of Target Business. In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Business Combination, we will have the resources to compete in the industry of the Target Business effectively, especially to the extent that the Target Business is in a high-growth industry.

      Additional Financing Requirements. We will not generate any revenues until, at the earliest, the consummation of a Business Combination. We cannot ascertain the capital requirements for any particular Business Combination we may consider. We will likely be required to seek additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would, in all likelihood, be compelled to restructure the transaction or abandon that particular Business Combination and seek an alternative Target Business candidate, if possible. In addition, in the event of the consummation of a Business Combination, we may require additional financing to fund the operations or growth of the Target Business. Our failure to secure additional financing could have a material adverse effect on the continued development or growth of the Target Business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

      No Appraisal of Potential Business Combination. We do not anticipate that we will obtain an independent appraisal or valuation of a Target Business. Accordingly, our stockholders will need to rely primarily upon management to evaluate a prospective Business Combination.

      Limited Public Market for Securities. Currently, there is only a limited public market for our common stock and no assurance can be given that an active market will develop or if developed, that it will be sustained. It is unlikely that any market will develop prior to the consummation of a Business Combination. Even if a Business Consummation is completed, there can be no assurance that a trading market for our securities will ever develop.

      Risk of Application of Penny Stock Rules. Our common stock is subject to the penny stock rules as adopted by the Securities and Exchange Commission (the "Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock remains subject to the penny stock rules, investors in the Offering may find it more difficult to sell their shares.

ITEM 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements

Immunotechnology Corporation  Financial Statements                        Page

      Report of Independent Registered Public Accounting Firm...............20

      Independent Auditors' Report .........................................21

      Balance Sheets........................................................22

      Statements of Operations..............................................23

      Statements of Stockholders' Equity Deficit............................24

      Statements of Cash Flows..............................................25

      Notes to Financial Statements.........................................26

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Immunotechnology Corporation
(A Development Stage Company)
Ogden, Utah

We have audited the accompanying balance sheet of Immunotechnology Corporation (a development stage company) as of June 30, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2004 and from inception of the development stage on July 1, 1992. The financial statements for the year ended June 30, 2003 and from inception of the development stage on July 1, 1992 through June 30, 2003 were audited by other auditors whose report expressed an unqualified opinion with a going concern uncertainty. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immunotechnology Corporation (a development stage company) as of June 30, 2004, and the results of its operations and its cash flows for the year ended June 30, 2004 and from inception of the development stage on July 1, 1992 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, has a stockholders deficit and minimal working capital. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC
Salt Lake City, Utah
November 12, 2004

                            INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Immunotechnology Corporation

We have audited the accompanying balance sheet of Immunotechnology Corporation (A Delaware Corporation in the Development Stage), as of June 30, 2003, and statements of operations stockholders' deficit, and cash flows for the years ended June 30, 2003 and 2002 and the period from inception of the development stage (July 1, 1992) through June 30, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

October 21, 2003, except for Note 7, for which the date is October 28, 2003.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                                                   June 30,
                                                                     2004
                                                                 ------------
CURRENT ASSETS

  Cash                                                           $          -
                                                                 ------------

   TOTAL ASSETS                                                  $          -
                                                                 ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Bank overdraft                                                 $        122
  Accounts payable                                                     53,483
  Note payable                                                         21,807
  Loans from officer (Note 3)                                         100,628
  Accrued interest                                                      1,700
                                                                 ------------

   Total Current Liabilities                                          177,740
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $0.00001 per share
   Authorized - 5,000,000 shares
   Issued - none                                                            -
  Common stock, par value $0.00001 per share
   Authorized - 50,000,000 shares
   Outstanding - 50,000,000 shares                                        500
  Paid-in capital                                                     441,544
  Accumulated deficit prior to the development stage                 (151,332)
  Accumulated deficit during the development stage                   (468,452)
                                                                 ------------

   Total Stockholders' Equity (Deficit)                              (177,740)
                                                                 ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $          -
                                                                 ============


  The accompanying notes are an integral part of these financial statements.
                                       22

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                       From Inception
                                                                          of the
                                                                        Development
                                                For the Years Ended    Stage, July 1
                                                    June 30,           1992 through
                                            -------------------------
                                                2004         2003      June 30, 2004
                                            ------------ ------------  -------------
REVENUE                                     $          - $          -  $          -

OPERATING EXPENSES

  Professional fees                               59,696       54,572       298,726
  Transfer agent                                     531        1,245         5,976
  Taxes and licenses                                   -            -         1,637
  Bank fees and service charges                      524          710         4,644
  Travel                                          35,283       13,371       118,484
  Office expense                                   2,037           15        12,037
  Interest expense                                 9,841        2,454        26,548
                                            ------------ ------------  ------------

   Total Operating Expenses                      107,912       72,367       468,052
                                            ------------ ------------  ------------

NET LOSS                                    $   (107,912)$    (72,367) $   (468,052)
                                            ============ ============  ============

BASIC LOSS PER COMMON SHARE                 $      (0.00)$      (0.00)
                                            ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES                                      50,000,000   45,433,905
                                            ============ ============








  The accompanying notes are an integral part of these financial statements.
                                       23

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                               Common Stock            Additional
                              ------------------------  Paid-in   Accumulated
                               Shares        Amount     Capital      Deficit
                              ----------- ----------- ----------- -----------

Balance, July 1, 1992           5,789,980 $        58 $   134,592 $  (151,332)


Issuance of common stock upon
  conversion of debt           24,210,020         242     151,070           -

Activity July 1, 1992 through
  June 30, 2001                         -           -           -    (229,777)
                              ----------- ----------- ----------- ------------

Balance, June 30, 2001         30,000,000         300     285,662    (381,109)

Issuance of common stock upon
  conversion of debt           10,253,655         103      64,065           -

Net loss for the year ended
  June 30, 2002                         -           -           -     (57,996)
                              ----------- ----------- ----------- ------------

Balance at June 30, 2002       40,253,655         403     349,727    (439,105)


Issuance of common stock upon
  conversion of debt            9,746,345          97      60,817           -

Stock split in the form of a
  dividend                              -           -           -        (400)

Net loss for the year ended
  June 30, 2003                         -           -           -     (72,367)
                              ----------- ----------- ----------- ------------

Balance at June 30, 2003       50,000,000         500     410,544    (511,872)

Contributed services                    -           -      31,000           -


Net loss for the year ended
  June 30, 2004                         -           -           -    (107,912)
                              ----------- ----------- ----------- ------------

Balance at June 30, 2004       50,000,000 $       500 $   441,544 $  (619,784)
                              =========== =========== =========== ============



  The accompanying notes are an integral part of these financial statements.
                                       24


                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                            From
                                                                        Inception of
                                                                        Development
                                                For the Years Ended       Stage on
                                                      June 30,          July 1, 1992
                                             --------------------------    Through
                                                  2004          2003    June 30, 2004
                                             ------------  ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $   (107,912) $    (72,367)$   (468,052)
  Contributed services                             31,000             -       31,000
  Adjustments to reconcile net loss to net
   cash used by operating activities:
   Increase (decrease) in accrued expenses         (4,415)       12,902       50,506
                                             ------------  ------------ ------------

     Net Cash Used by Operating Activities        (81,327)      (59,465)    (386,546)
                                             ------------  ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to an officer                                 -             -      (10,000)
  Repayment of advance to an officer                    -             -       10,000
                                             ------------  ------------ ------------

     Net Cash Provided by Investing Activities          -             -            -
                                                        -             -            -

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                     (874)          973          122
  Advances from an officer                         80,394        59,000      377,625
  Proceeds from notes payable                       1,807        20,000       29,307
  Repayments of advances to an officer                  -       (20,508)     (20,508)
                                             ------------  ------------ ------------

     Net Cash Provided by Financing Activities     81,327        59,465      386,546
                                             ------------  ------------ ------------


NET INCREASE IN CASH                                    -             -            -

CASH AT BEGINNING OF YEAR                               -             -            -
                                             ------------  ------------ ------------

CASH AT END OF PERIOD                        $          -  $          - $          -
                                             ============  ============ ============

Supplementary Disclosures:
  Interest paid in cash                      $          -  $        475 $      2,211

  The accompanying notes are an integral part of these financial statements.
                                       25

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Business Organization and Going Concern

Immunotechnology Corporation (Immuno) was incorporated on November 30, 1989 under the laws of the State of Delaware. Immunotechnology Corporation operated a medical test laboratory until 1992, when it ceased operations. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended June 30, 2004, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended June 30, 2004, the Company funded its disbursements by loans from officers and an individual. The Company reentered the development stage on July 1, 1992.

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

b.    Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

c.    Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

d.    Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.    Revenue Recognition

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

f.    New Accounting Pronouncements

During the year ended June 30, 2004, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

     o    SFAS No. 143, Accounting for Asset Retirement Obligations;
     o SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
     o    SFAS No. 146, Accounting for Exit or Disposal Activities;
     o    SFAS No. 147, Acquisitions of certain Financial Institutions;
     o    SFAS No. 148, Accounting for Stock Based Compensation;
     o SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and
     o    SFAS  No.150,   Accounting  for  Certain  Financial  Instruments  with
          Characteristics of both Liabilities and Equity.

In addition, during the year ended June 30, 2004, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2004 and 2003

NOTE 2 -  INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2004 and 2003:

                                                    2004          2003
                                                ------------  ------------

                        Deferred tax assets:
                           NOL Carryover        $    230,205  $    170,000

                        Deferred tax liabilities:          -             -

                        Valuation allowance         (230,205)     (170,000)
                                                ------------  ------------

                        Net deferred tax assets $          -  $          -
                                                ============  ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended June 30, 2004 and 2003 due to the following:

                                                    2004          2003
                                                ------------  ------------

                        Book income             $    (42,085) $    (24,605)

                        Meals & Entertainment          6,880         2,275
                        Valuation allowance           23,200        22,330
                                                ------------  ------------

                                                $          -  $          -
                                                ============  ============

At June 30, 2004, the Company had net operating loss carryforwards of approximately $590,000 that may offset future taxable income. The loss carryforwards expire through 2004. No tax benefit has been reported in the June 30, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the years ended June 30, 2004 and 2003, two officers advanced money to the Company for a total of $80,394 and $59,000, respectively. On August 22, 2001, $64,086 of advances, including related interest was converted into shares of common stock. On December 19, 2002, $60,915 of advances, including related interest was converted into shares of common stock. During the year ended June 30, 2003, the Company repaid $20,508 to one of the officers. All advances bear interest at a rate of 10%.

An officer of the company (who resigned in May 2003) is a principal in a consulting firm to which the company paid professional fees totaling $27,456 and $17,313 during the years ended June 30, 2004 and 2003, respectively. Additional fees in the amount of $8,198 and $23,004 had not yet been paid at June 30, 2004 and June 30, 2003 respectively and were included in accrued expenses.

NOTE 4 - COMMON STOCK

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 18,631,655 shares of common stock or $0.00625 per share. On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,864 into 5,578,365 shares of common stock or $0.00625 per share. On August 22, 2001, the Company converted $64,086 of loans from officers and related accrued interest into 10,253,655 shares of common stock or $0.00625 per share. During the year ended June 30, 2003 the Company converted $60,914 of loans from officers and accrued interest into 9,746,345 or $0.00625 per share.

NOTE 5 -STOCK SPLIT

On May 13, 2003, the Board of Directors approved a 5 for 1 stock split of the outstanding common stock in the form of a dividend. All references to common stock have been retroactively restated.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2004 and 2003

NOTE 6 - CONTRIBUTED SERVICES

During the year an officer of the Company contributed services to the Company valued at $31,000. This contribution of services has been accounted for as an increase in additional paid-in capital.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company was a defendant in a lawsuit where the plaintiff alleged unsolicited fax advertisement violations. The outcome of this lawsuit did not have material effect on the operations of the Company and its financial position. The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $26,000. The Company has not had any correspondence with this creditor since September, 1999; accordingly the $17,000 remains accrued in the financial statements.

NOTE 8 - SUBSEQUENT EVENTS

On August 11, 2004 the company signed an agreement rescinding the Agreement and Plan of Merger with Ultimate Securities Systems Corporation (USSC). The rescission called for a payment of $125,000 from Immuno to USSC. Non-affiliated individuals loaned $120,000 to the company for this purpose, and the company's president has loaned approximately $40,000 additionally to Immuno since June 30, 2004. Payment of the $125,000 was made in full in August, 2004.

 ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Rose, Snyder & Jacobs ("Rose Firm") resigned as our principal accountants effective October 4, 2004. The Rose Firm's audit reports on the Company's financial statements as of, and for, the years ended June 30, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope. The audit reports were qualified as to uncertainty as to the Company continuing as a going concern.

      During the Company's two most recent fiscal years ended June 30, 2004 and the subsequent interim period through the date of the Rose Firm's resignation,
(i) there were no disagreements with the Rose Firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the Rose Firm's satisfaction, would have caused the Rose Firm to make reference to the subject matter of the disagreement(s) in connection with its report, and (ii) there were no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

      The Company has appointed the CPA firm of H & J associates, LLC to be its principal accountants and auditors.

ITEM 8A.      CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this Annual Report on Form 10-KSB was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that all information required to be disclosed by Immunotechnology Corporation reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issued and instances of fraud, if any, within the company have been detected. Subsequent to the date of the most recent evaluation of Immunotechnology Corporation's internal controls, there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.    OTHER INFORMATION.

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Age          Position

Mark Scharmann                      46           President/Treasurer/Director
Dan Price                           50           Vice President/Director

      Mark Scharmann. Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1980 of a publication called Digest of Stocks Listed on the Intermountain Stock Exchange. In 1981 he compiled and edited an 800 page publication called the OTC Penny Stock Digest. Mr. Scharmann has rendered consulting services to public and private companies regarding reverse acquisition transactions and other matters. Mr. Scharmann was vice president of OTC Communications, Inc. from March 1984 to January 1987. From 1982 to 1996, he was the president of Royal Oak Resources Corporation. In 1996, Royal Oak Resources completed and acquisition and in connection therewith changed its name to Hitcom Corporation. Mr. Scharmann was the President of Norvex, Inc., a blank check company which completed an acquisition and in connection therewith, changed its name to Capital Title. Mr. Scharmann is a promoter of Nightingale, Inc., a publicly-held corporation blank check company. He has also been an officer and director of several other blind pool companies.

      Dan O. Price. Since February 2001, Mr. Price has been working as an Enrollment Counselor for the University of Phoenix. From 1998 to October 2000, Mr. Price worked as an evaluator at Learning Technics, Kirkland, WA and Salt Lake City, UT. From 1993 to 1998, Mr. Price served as Vice-President of Corporate Development for Troika Capital Investment. Prior to that, Mr. Price worked for seven (7) years as the National Sales Director for a business providing electronic bankcard processing and other merchant services. For four (4) years he worked as an Organizational Manager involved in direct sales of educational material, with 50 sales people in the western states under his management. Mr. Price has been in sales and marketing for twenty (20) years and sales management and business management for fifteen
(15) years.  Mr.  Price  received his B.A.  from Weber State  College in 1983.
He has served as an officer and director on two (2) small publicly traded companies.

      B. Significant Employees. None

      C. Family Relationships. There are no family relationships among the Company's officers and directors.

      D. Other Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

      E. Compliance With Section 16(a). Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on our review of Forms 4 filed with the Securities and Exchange Commission, it appears that all required Form 4's have been filed.

Code of Ethics

      We have not yet adopted a code of ethics that applies to all executive officers, directors and employees of the Company. We intend to do so within the next fiscal year.

Audit Committee Financial Expert

      We have not established an audit committee or designated any person as our financial expert. We anticipate that we will not establish an audit committee or designate a financial expert until such time as we complete an acquisition.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

================================================================================

SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
Annual Compensation
--------------------------------------------------------------------------------
                                  Commissions                Restricted
                                      and      Other Annual    Stock    Options/
 Name and Principal                 Bonuses    Compensation    Awards     SAR's
      Position       Year   Salary   ($)           ($)           ($)      (#)
================================================================================

Mark Scharmann       2004   -0-          -0-        -0-         -0-       -0-
President            2003   -0-          -0-        -0-         -0-       -0-
                     2002   -0-          -0-        -0-         -0-       -0-
================================================================================

Stock Options

      The following table sets forth certain information concerning stock options granted during fiscal 2004 to the named executive officers.

               Options Grants in the Year Ended June 30, 2004
================================================================================

                                         Percentage
                       Number of          of Total     Exercise
                       Securities     Options Granted      or
                       Underlying            to        Base Price  Expiration
Name                Options Granted     Employees in   Per Share      Date
                          (#)           Fiscal Year       ($)
================================================================================

Mark Scharmann            -0-               -0-           N/A         N/A
================================================================================

      The following table sets forth information concerning the number and value of options held at June 30, 2004 by each of the named executive officers. No options held by such executive officers were exercised during the year ended June 30, 2004.

                         Option Values at June 30, 2004
================================================================================

                         Number of Unexercised       Value of Unexercised
                         Options at                  In-the-Money Options
                         June 30, 2004 (#)           At June 30, 2004($)
--------------------------------------------------------------------------------

 Name                    Exercisable  Unexercisable  Exercisable  Unexercisable
================================================================================

 Mark Scharmann              -0-           -0-           N/A          N/A
================================================================================

Compensation of Directors

      The Company does not currently compensate its directors for director services to the Company.

Employment Agreements

      The Company is currently not a party to any employment agreement.

Equity Compensation Plan

      We are not a party to any equity compensation plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock beneficially owned as of November by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name                                             Amount and
and Address                                       Nature of       Percent of
of Beneficial                                    Beneficial        Class(1)
Owner                                             Ownership       Ownership
-------------------------------------------------------------------------------

Mark Scharmann(1)                                28,318,510         56.6%
1661 Lakeview Circle
Ogden, UT 84403

Dan Price(1)                                         -0-              0%
1661 Lakeview Circle
Ogden, UT 84403

David Knudson                                    12,939,475         25.9%
1661 Lakeview Circle
Ogden, UT 84403

All Officers and Directors                           28,318,510      56.6%
as a Group (2 Persons)
===============================================================================

Total Shares Issued                              50,000,000          100%

      (1)These individuals are the officers and directors of the Company.

      Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

Security Ownership of Management

      See Item 4(a) above.

Changes in Control

      We currently have no proposed change of control transaction. We are continuing to discuss business combinations with other Target Businesses. If, and when we complete a Business Combination, it will likely result in a change of control.

Outstanding Options

      In August and October 2004 we issued options which entitle the holders to purchase a total of 1,200,000 shares of our common stock at a price of $.01 per share. These options expire two years from the date of issuance. These options were issued as additional consideration for the option holders making loans to the Company. These options and the loans related to these options are further described in Item 6 of this Form 10-KSB.

      Currently, all of our authorized shares have been issued and outstanding. We anticipate that we will either effect a reverse stock split of our outstanding shares or will increase the number of our authorized shares. Until we do this, the options described above may not be exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      In May 2003, the Company effectuated a 5 for 1 forward stock split. All share information set forth below gives effect to such forward stock split, even those transactions occurring prior to the date of such forward split.

      Mark A. Scharmann, an officer and director of Immunotechnology advanced money to Immunotechnology during the year ended June 30, 1999. The advances bear interest at a rate of 10% per annum and have no maturity date. At March 31, 1999, Immunotechnology converted its advances from Mr. Scharmann, notes payable to minority shareholders and related accrued interest totaling $116,448 into 18,631,655 shares of common stock or $.00625 per share.

      On April 2, 1999, Immunotechnology loaned Mr. Scharmann $10,000. The advance was evidenced by a demand note with interest at the rate of 10% per annum. This advance was paid in full in August 1999.

      On June 21, 2000, Immunotechnology's board of directors approved the issuance of 5,578,365 shares of Immunotechnology's common stock to David Knudson, the then secretary and treasurer of Immunotechnology, in exchange for the conversion of $34,864.78 in principal and accrued interest pursuant to the terms of a Promissory Note between Immunotechnology and Mr. Knudson.

      David Knudson, a former officer and director of Immunotechnology, is a principal in a consulting firm to which Immunotechnology has paid the following professional fees:

Fiscal Year          Total Fees Paid               Fees Accrued But NotPaid

2002                 $13,475                       -0-
2003                 $17,313                       $23,004
2004                 $27,456                       $  8,198

     In August 2001, the Company issued 5,183,945 shares of its common stock to Mark A. Scharmann in consideration of the conversion of a promissory note in the amount of $32,399.67 into equity. In August 2001, the Company issued 5,069,710 shares of its common stock to David Knudson in consideration of a promissory note in the amount of $31,685.79 into equity.

     In June 2002, the Company issued 6,464,945 shares of its common stock in consideration of the conversion of a promissory note in the amount of $40,405.91 into equity. In December 2002, the Company issued 3,281,400 shares of its common stock in consideration of the conversion of a promissory note in the amount of $20,508.74 into equity.

     During the year ended June 30, 2003, Immunotechnology repaid $20,508 to Mark Scharmann, our president, for funds loaned to us.

     During the year ended June 30, 2004, Mark A. Scharmann loaned the Company a total of $80,394 by making advances to the Company from time to time. These loans bear interest at the rate of 10% per annum and are payable on demand.

     As of June 30, 2004, we owed Mr. Scharmann $100,628.38. As of September 30, 2004, we owe Mr. Scharmann $140,243.16.

Parents of Company

     The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 11.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        Exhibits

        Exhibit
        Number    Exhibit
         3.1      Amended and Restated Articles of Incorporation  (1)
         3.2      Bylaws (1)
        21.1      Subsidiaries of Registrant (None)
        31.1      Certification of Chief Executive Officer and
                  Principal Financial Officer  in accordance with 18U .S.C.
                  Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
        32.1      Certification of Chief Executive Officer and
                  Principal Financial Officer in accordance with 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

            (1)   Previously Filed

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Company's previous auditor was the firm of Rose, Snyder & Jacobs who served as auditors for approximately five years. In October 2004 Rose, Snyder & Jacobs resigned and we appointed HJ Associates as our auditor.

     Audit Fees. The aggregate fees billed by Rose Snyder & Jacobs for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending September 30, 2003, December 31, 2003 and March 31, 2003, were $15,925. HJ & Associates billed us $5,750 for services rendered for the audit of our financial statements for the year ended June 30, 2004.

     Audit Related Fees. For the fiscal year ended June 30, 2003, no fees were billed for assurance and related services by Rose Snyder & Jacobs relating to the resolution of SEC comments which are not reported under the caption "Audit Fees." For the fiscal year ended June 30, 2004, no fees were billed for assurance and related services by HJ & Associates relating to the resolution of SEC comments which are not reported under the caption "Audit Fees."

     Tax Fees. For the fiscal year ended June 30, 2004, the aggregate fees billed by Rose Snyder & Jacobs for other non-audit professional services, other than those services listed above totaled $-0-. For the fiscal year ended June 30, 2004, the aggregate fees billed by HJ Associates for other non-audit professional services other than those services listed above totaled $-0-.

     We did not use Rose Snyder & Jacobs and we do not use JH & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We did not engage Rose Snyder & Jacobs nor do we engage HJ & Associates to provide compliance outsourcing services.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     o approved by our audit committee (which consists of our entire board of directors); or

     o entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

     Our entire Board of Directors currently acts as our audit committee. Our Board of Directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Rose Snyder & Jacobs and HJ Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining auditor independence.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Immunotechnology Corporation

Date:  November 17, 2004               By: /s/ Mark A. Scharmann
                                           President/Principal Executive Officer
                                           Principal Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Capacity                      Date

/s/ Mark A. Scharmann         President/Treasurer/Director  November 17, 2004

/s/ Dan Price                 Director                      November 17, 2004