Form 10QSB
period 2004-09-30
IMMUNOTECHNOLOGY CORP
filed 2004-12-07
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2004

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
..

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes___ No X

Common Stock outstanding at December 4, 2004 - 50,000,000 shares of $.00001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          IMMUNOTECHNOLOGY CORPORATION

                    For the Quarter ended September 30, 2004

      The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Uaudited Balance Sheet                                             3

            Unaudited Statements of Operations                                 4

            Unaudited Statements of Stockholders' Equity (Deficit)             5

            Unaudited Statements of Cash Flows                                 6

            Notes to Financial Statements                                  7 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

Item 3. Controls and Procedures                                               13

                           PART II - OTHER INFORMATION
                                                                            Page
                                                                            ----

Item 1. Legal Proceedings                                                     13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits                                                              13

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS


                                                  September 30,    June 30,
                                                       2004          2004
                                                  -------------  ------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                             $        127  $          -
                                                   ------------  ------------

   TOTAL ASSETS                                    $        127  $          -
                                                   ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Bank overdraft                                   $          -  $        122
  Accounts payable and accrued expenses                  65,979        53,483
  Note payable                                          122,586        21,807
  Loans from officer (Note 3)                           140,243       100,628
  Option liability                                        9,857             -
  Accrued interest                                        3,905         1,700
                                                   ------------  ------------

   Total Current Liabilities                            342,570       177,740
                                                   ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $0.00001 per share
   Authorized - 5,000,000 shares
   Issued - none                                              -             -
  Common stock, par value $0.00001 per share
   Authorized - 50,000,000 shares
   Outstanding - 50,000,000 shares                          500           500
  Paid-in capital                                       449,294       441,544
  Accumulated deficit prior to the development stage   (151,332)     (151,332)
  Accumulated deficit during the development stage     (640,905)     (468,452)
                                                   ------------  ------------

   Total Stockholders' Equity (Deficit)                (342,443)     (177,740)
                                                   ------------  ------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                              $        127  $          -
                                                   ============  ============

  The accompanying notes are an integral part of these financial statements.
                                        3

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                       From Inception
                                                                        of the
                                                                        Development
                                           For the Three Months Ended  Stage, July 1,
                                                  September 30,        1992 through
                                            -------------------------  September 30,
                                                2004         2003           2004
                                            ------------ ------------  -------------
REVENUE                                     $          - $          -  $          -

OPERATING EXPENSES

  Professional fees                               21,734        5,491       320,460
  Transfer agent                                      75           50         6,051
  Taxes and licenses                                   -          229         1,637
  Bank fees and service charges                       85          158         4,729
  Travel                                          19,569            -       138,053
  Office expense                                       -        1,787        12,037
  Expenses associated with the rescission of the
   USSC merger                                   125,000            -       125,000
  Miscellaneous expenses                             134            -           134
  Interest expense                                 5,856        1,317        32,404
                                            ------------ ------------  ------------

   Total Operating Expenses                      172,453        9,032       640,505
                                            ------------ ------------  ------------

NET LOSS                                    $   (172,453)$     (9,032) $   (640,505)
                                            ============ ============  ============

BASIC LOSS PER COMMON SHARE                 $      (0.00)$      (0.00)
                                            ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES                                      50,000,000   50,000,000
                                            ============ ============












  The accompanying notes are an integral part of these financial statements.
                                        4

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                      Common Stock        Additional
                                 -----------------------    Paid-in   Accumulated
                                   Shares       Amount      Capital     Deficit
                                 ----------  -----------  ----------- ------------
Balance, July 1, 1992             5,789,980  $        58  $   134,592 $   (151,332)

Issuance of common stock upon
  conversion of debt             24,210,020          242      151,070            -

Activity July 1, 1992 through
  June 30, 2001                           -            -            -     (229,777)
                                 ----------  -----------  ----------- ------------

Balance, June 30, 2001           30,000,000          300      285,662     (381,109)

Issuance of common stock upon
  conversion of debt             10,253,655          103       64,065            -

Net loss for the year ended
  June 30, 2002                           -            -            -      (57,996)
                                 ----------  -----------  ----------- ------------

Balance at June 30, 2002         40,253,655          403      349,727     (439,105)

Issuance of common stock upon
  conversion of debt              9,746,345           97       60,817            -

Stock split in the form of a
  dividend                                -            -            -         (400)

Net loss for the year ended
  June 30, 2003                           -            -            -      (72,367)
                                 ----------  -----------  ----------- ------------

Balance at June 30, 2003         50,000,000          500      410,544     (511,872)

Contributed services                      -            -       31,000            -

Net loss for the year ended
  June 30, 2004                           -            -            -     (107,912)
                                 ----------  -----------  ----------- ------------

Balance at June 30, 2004         50,000,000          500      441,544     (619,784)

Contributed services (unaudited)          -            -        7,750            -

Net loss for the three months
  ended September 30, 2004
  (unaudited)                             -            -            -     (172,453)
                                 ----------  -----------  ----------- ------------

Balance at September 30, 2004
  (unaudited)                    50,000,000  $       500  $   449,294 $   (792,237)
                                 ==========  ===========  =========== ============

  The accompanying notes are an integral part of these financial statements.
                                        5

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              From
                                                                          Inception of
                                                                          Development
                                             For the Three Months Ended     Stage on
                                                    September 30,         July 1, 1992
                                             --------------------------     Through
                                                  2004          2003     Sept. 30, 2004
                                             ------------  ------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $   (172,453) $     (9,032) $   (640,505)
 Contributed services                               7,750             -        38,750
 Amortization of debt costs                           636             -           636
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Increase (decrease) in accrued expenses         14,701       (18,793)       65,207
                                             ------------  ------------  ------------

    Net Cash Used by Operating Activities        (149,366)      (27,825)     (535,912)
                                             ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Advance to an officer                                  -             -       (10,000)
 Repayment of advance to an officer                     -             -        10,000
                                             ------------  ------------  ------------

    Net Cash Provided by Investing Activities           -             -             -
                                             ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Bank overdraft                                      (122)         (975)            -
 Advances from an officer                          42,720        28,800       420,345
 Proceeds from notes payable                      110,000             -       139,307
 Repayments of advances to an officer              (3,105)            -       (23,613)
                                             ------------  ------------  ------------

    Net Cash Provided by Financing Activities     149,493        27,825       536,039
                                             ------------  ------------  ------------


NET INCREASE IN CASH                                  127             -           127

CASH AT BEGINNING OF YEAR                               -             -             -
                                             ------------  ------------  ------------

CASH AT END OF PERIOD                        $        127  $          -  $        127
                                             ============  ============  ============

Supplementary Disclosures:

 Interest paid in cash                       $          -  $          -  $      2,211
 Interest paid for taxes                     $          -  $          -  $          -

  The accompanying notes are an integral part of these financial statements.
                                        6

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                      September 30, 2004 and June 30, 2004

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Until that time, the stockholders have committed to covering the operating costs of the Company.

          The Company is not operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          During the three months ended September 30, 2004, officers advanced the company a total of $39,615.

NOTE 4 -  MATERIAL EVENTS

          On August 11, 2004 the Company signed an agreement rescinding the Agreement and Plan of Merger with Ultimate Securities Systems Corporation (USSC). The rescission called for a payment of $125,000 from the Company to USSC. Non affiliated individuals loaned $110,000 to the Company for this purpose, and the Company's president has loaned approximately $40,000 additionally to the Company since June 30, 2004. The above noted loans accrue interest at a rate of 10% and are due on demand. Payment of $125,000 was made in full in August 2004.

NOTE 5 -  CONTRIBUTED SERVICES

          During the three months ended September 30, 2004 an officer of the Company contributed services to the Company valued at $7,750. This contribution has been accounted for as an increase in additional paid-in-capital.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                      September 30, 2004 and June 30, 2004

NOTE 6 - OPTIONS ISSUED

          During the quarter ended September 30, 2004, the Company issued options to non-employees as an incentive to loan money to the Company. The options allow the holder to purchase 1,100,000 shares of common stock at an exercise price of $0.01 per share, and will expire two years from the date of issuance. These are the only outstanding options of the Company and are summarized below:

                                                             September 30,
                                                                 2004
                                                     ---------------------------
                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                        Shares          Price
                                                     ------------   ------------
                  Outstanding, beginning of year                -              -
                    Granted                             1,100,000   $       0.01
                    Expired/Cancelled                           -              -
                    Exercised                                   -              -
                                                     ------------   ------------

                  Outstanding end of year               1,100,000   $       0.01
                                                     ============   ============

          The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each options issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

            Risk-free interest rate 2.375%
            Expected life     2 Years
            Expected volatility     .86
            Dividend yield    0.0

          As a result of applying SFAS No. 123, the Company recorded the fair value of $9,857 as an offset to the notes payable during the quarter ended September 30, 2004. The fair value of $9,857 will be amortized over the life of the loans to interest expense. As of the date of these financial statements the Company does not have any available authorized shares to issue if the above noted options are exercised. Therefore, the fair value of the options will be shown as a liability to the Company.

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

Financial Condition

     Total assets at September 30, 2004 were $127. As of June 30, 2004, the Company had no assets and liabilities $177,740.

     The Company's total liabilities as of September 30, 2004 were $342,570. The Company's liabilities include, but are not limited to; $140,243 loans from officers, in $122,586 other loans and $65,979 accrued expenses. As of September 30, 2004, the Company's liabilities included $9,857 attributed to an option liability. The option liability arises from the Company's granted options to purchase 1,100,000 shares of its common stock at a price of $.01 per share. The Company has 50,000,000 shares of its common stock authorized and 50,000,000 shares of common stock issued. The outstanding options may not be exercised unless and until the Company increases the number of authorized shares of common stock or reduces the number of shares of common stock outstanding. Management of the Company intends to adopt resolutions to increase the number of authorized shares as well as to effect a reverse stock split.

     The Company will not generate any revenue until and unless it completes a reverse merger type of acquisition transaction. Until that occurs, if ever, the Company must attempt to fund its expenses through loans or from the sale of securities. The Company intends to effect a reverse split of its outstanding common stock and increase its authorized shares so it has securities available for sale. There can be no assurance that the Company will be able to borrow additional funds or sale securities in sufficient amounts to funds its expenses.

Results of Operations

     The Company generated no revenues in 2003 or 2004. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

     The Company had a net loss of $172,453 for the three months ended September 30, 2004. This compares to a net loss of $9,032 for the three months ended September 30, 2003. The Company's expenses for the quarter ended September 30, 2004 included $125,000 associated with the rescission of the USSC merger transaction and other expenses consisting of travel, professional fees, interest and other expenses.

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

     Income Taxes. In determining the carrying value of the Company's net deferred tax assets, the Company will be required to assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company's Statements of Operations.Management will be required to evaluate the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

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

                         ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of September 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. We issued no securities during the quarter ended September 30, 2004.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2004.

Item 5.       Other Information.

Item 6.       Exhibits. 31 Certification of Chief Executive  Officer  and  Chief
                        Financial   Officer  Pursuant  to  Section  302  of  the
                        Sarbanes Oxley Act of 2002.

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


Dated:   December 7, 2004                IMMUNOTECHNOLOGY CORPORATION



                                   By    /s/ Mark A. Scharmann
                                         Chief Executive Officer and
                                         Chief Financial Officer