Form 10QSB
period 2004-12-31
IMMUNOTECHNOLOGY CORP
filed 2005-03-16
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-24641


                          IMMUNOTECHNOLOGY CORPORATION
           (Name of Small Business Issuer as specified in its charter)

         Delaware                                 84-1016435
         -------------------------------          -------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes___ No X.

Common Stock outstanding at March 8, 2005 - 5,000,000 shares of $.00001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          IMMUNOTECHNOLOGY CORPORATION

                     For the Quarter ended December 31, 2004

      The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
Item 1. Financial Statements:                                        -----------

            Unaudited Balance Sheet                                            3

            Unaudited Statements of Operations                                 4

            Unaudited Statements of Cash Flows                                 5

            Notes to Financial Statements                                  6 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

Item 3. Controls and Procedures                                               13

                           PART II - OTHER INFORMATION
                                                                            Page
                                                                            ----
Item 1. Legal Proceedings                                                     13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13
Item 3. Defaults Upon Senior Securities                                       13
Item 4. Submission of Matters to a Vote of Security Holders                   13
Item 5. Other Information                                                     13
Item 6. Exhibits                                                              13

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                   December 31,     June 30,
                                                       2004          2004
                                                   ------------  ------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                             $         21  $          -
                                                   ------------  ------------

   TOTAL ASSETS                                    $         21  $          -
                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Bank overdraft                                   $          -  $        122
  Accounts payable and accrued expenses                  63,705        53,483
  Note payable                                           85,004        21,807
  Loans from officer (Note 3)                           201,648       100,628
  Option liability                                       12,168             -
  Accrued interest                                            -         1,700
                                                   ------------  ------------

   Total Current Liabilities                            362,525       177,740
                                                   ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $0.00001 per share
   Authorized - 10,000,000 shares
   Issued - none                                              -             -
  Common stock, par value $0.00001 per share
   Authorized - 100,000,000 shares
   Outstanding - 5,000,000 shares                            50            50
  Paid-in capital                                       457,494       441,994
  Accumulated deficit prior to the development stage   (151,332)     (151,332)
  Accumulated deficit during the development stage     (668,716)     (468,452)
                                                   ------------  ------------

   Total Stockholders' Equity (Deficit)                (362,504)     (177,740)
                                                   ------------  ------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                              $         21  $          -
                                                   ============  ============


  The accompanying notes are an integral part of these financial statements.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                            From Inception
                                                                               of the
                                                                             Development
                                                                            Stage, July 1,
                       For the Six Months Ended     For the Three Months     1992 through
                             December 31,            Ended December 31,      December 31,
                       -------------------------  -------------------------  -----------
                           2004         2003          2004         2003          2004
                       ------------ ------------  ------------ ------------  -----------
REVENUE                           -            -             -            -            -
                       ------------ ------------  ------------ ------------  -----------

OPERATING EXPENSES
  Professional fees    $     34,975 $     19,376  $     13,241 $     13,886  $   333,701
  Transfer agent                385          500           310          450        6,361
  Taxes & licenses                -          229             -            -        1,637
  Bank fees & service
   charges                      240          346           156          188        4,885
  Travel                     24,847        9,348         5,278        9,348      143,331
  Office expense                  -        1,787             -            -       12,037
  Rescind USSC deal         125,000            -             -            -      125,000
  Misc.                         134            -             -            -          134
  Interest expense           14,683        3,216         8,827        1,899       41,231
                       ------------ ------------  ------------ ------------  -----------

   Total Operating
    Expenses                200,264       34,802        27,812       25,771      668,317
                       ------------ ------------  ------------ ------------  -----------

     NET LOSS          $   (200,264)$    (34,802) $    (27,812)$    (25,771) $  (668,317)
                       ============ ============  ============ ============  ===========

Basic Loss per Common
  Share                $      (0.04)$      (0.01) $      (0.01)$      (0.01)
                       ============ ============  ============ ============

Weighted Average Number
  of Common Shares        5,000,000    5,000,000     5,000,000    5,000,000
                       ============ ============  ============ ============









  The accompanying notes are an integral part of these financial statements.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              From
                                                                          Inception of
                                                                           Development
                                                For the Six Months Ended    Stage on
                                                      December 31,        July 1, 1992
                                                -------------------------    Through
                                                    2004          2003    Dec. 31, 2004
                                                -----------  ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $   (200,264) $    (34,802)$   (668,317)
  Contributed services                               15,500             -       46,500
  Amortization of debt costs                          2,153             -        2,153
  Adjustments to reconcile net loss to net
   cash used by operating activities:
   Increase (decrease) in accrued expenses            8,522       (12,142)      59,029
                                               ------------  ------------ ------------

     Net Cash Used by Operating Activities         (174,089)      (46,944)    (560,635)
                                               ------------  ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Advance to an officer                                   -             -      (10,000)
  Repayment of advance to an officer                      -             -       10,000
                                               ------------  ------------ ------------

     Net Cash Provided by Investing Activities            -             -            -
                                               ------------  ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Bank overdraft                                       (122)         (996)           -
  Advances from an officer                          111,704        48,200      489,329
  Proceeds from notes payable                        73,212             -      102,519
  Repayments of advances to an officer              (10,684)            -      (31,192)
                                               ------------  ------------ ------------

     Net Cash Provided by Financing Activities      174,110        47,204      560,656
                                               ------------  ------------ ------------

NET INCREASE IN CASH                                     21           260           21

CASH AT BEGINNING OF YEAR                                 -             -            -
                                               ------------  ------------ ------------

CASH AT END OF PERIOD                          $         21  $        260 $         21
                                               ============  ============ ============

Supplementary Disclosures:

  Interest paid in cash                        $          -  $          - $      2,211
  Cash paid for taxes                          $          -  $          - $          -


  The accompanying notes are an integral part of these financial statements.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                       December 31, 2004 and June 30, 2004

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the period ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

          During the six months ended December 31, 2004, officers advanced the company a total of $111,704.

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

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                       December 31, 2004 and June 30, 2004

NOTE 5 -  CONTRIBUTED SERVICES

          During the three months ended December 31, 2004 an officer of the Company contributed services to the Company valued at $15,500. This contribution has been accounted for as an increase in additional paid-in-capital.

NOTE 6 -  OPTIONS ISSUED

          During the three months ended December 31, 2004, the Company issued options to non-employees as an incentive to loan money to the Company. The options allow the holders to purchase 120,000 shares of common stock at an exercise price of $0.10 per share, and will expire two years from the date of issuance. These are the only outstanding options of the Company and are summarized below:

                                                             December 31,
                                                                 2004
                                                     ---------------------------
                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                        Shares          Price
                                                     ------------   ------------
                  Outstanding, beginning of year                -              -
                    Granted                               120,000   $       0.10
                    Expired/Cancelled                           -              -
                    Exercised                                   -              -
                                                     ------------   ------------

                  Outstanding end of year                 120,000   $       0.10
                                                     ============   ============

          The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each options issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

            Risk-free interest rate 3.39%
            Expected life     2 Years
            Expected volatility     2.39
            Dividend yield    0.0

          As a result of applying SFAS No. 123, the Company recorded the fair value of $12,168 as an offset to the notes payable during the six months ended December 31, 2004. The fair value of $12,168 will be amortized over the life of the loans to interest expense. As of the date of these financial statements the Company does not have any available authorized shares to issue if the above noted options are exercised. Therefore, the fair value of the options will be shown as a liability to the Company.

NOTE 7 -  REVERSE STOCK SPLIT

          On December 16, 2004 the majority of the company's stockholders approved a 1 for 10 reverse stock split of its common stock. All references to common shares have been retroactively restated to reflect this stock split.

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

Financial Condition

     Total assets at December 31, 2004 were $21. As of June 30, 2004, the Company had no assets and liabilities $177,740.

     The Company's total liabilities as of December 31, 2004 were $362,525. The Company's liabilities include, but are not limited to; $201,648 loans from officers, in $85,004 other loans and $63,705 accrued expenses. As of December 31, 2004, the Company's liabilities included $12,168 attributed to an option liability. The option liability arises from the Company's granted options to purchase 1,200,000 shares of its common stock at a price of $.01 per share. The Company has 50,000,000 shares of its common stock authorized and 50,000,000 shares of common stock issued. The outstanding options may not be exercised unless and until the Company increases the number of authorized shares of common stock or reduces the number of shares of common stock outstanding. Management of the Company intends to adopt resolutions to increase the number of authorized shares as well as to effect a reverse stock split.

     Effective on or about March 16, 2005, the Company will effect a 1 for 10 reverse stock split pursuant to a Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware. Pursuant to the Certificate of Amendment, the Company's authorized common stock will be increased from 50,000,000 shares to 100,000,000 shares and the Company's authorized Preferred Stock will be increased from 5,000,000 shares to 10,000,000 shares.

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

     The Company had a net loss of $27,812 for the three months ended December 31, 2004. This compares to a net loss of $25,771 for the three months ended December 31, 2003. The Company had a net loss of $200,264 for six months ended December 31, 2004 compared to a net loss of $34,802 for the six months period ended December 31, 2003. The Company's expenses for the six months ended December 31, 2004 included $125,000 associated with the rescission of the USSC merger transaction and other expenses consisting of travel, professional fees, interest and other expenses.

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

                           ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. We issued no securities during the quarter ended December 31, 2004.

Item 3.   Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. On December 16, 2004 the holders of 41,257,985 shares of our common stock, approximately 82.5% of the total shares issued and outstanding, consented in voting to the proposal to amend the Company's Certificate of Incorporation for the following purposes:

          (i) to increase the total number of shares of common stock authorized from 50,000,000 to 100,000,000;

          (ii) to increase the total number of shares of preferred stock authorized form 5,000,000 to 10,000,000; and

          (iii) to effect a 1-for-10 reverse stock split of our issued and outstanding common stock.

We filed a preliminary and definitive Information Statement on Schedule 14C in connection with the Shareholder Consent and mailed a copy of the Information Statement to each shareholder of record as of December 16, 2004. We anticipate the 1-for-10 reverse stock split will be effected on or about March 16, 2005. As a result of the reverse stock split, the number of our shares of common stock issued and outstanding will be reduced from 50,000,000 to 5,000,000 shares.

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


Dated:   March 15, 2005               IMMUNOTECHNOLOGY CORPORATION



                                      By    /s/ Mark A. Scharmann
                                            Chief Executive Officer and
                                            Chief Financial Officer