Form 10QSB
period 2005-03-31
IMMUNOTECHNOLOGY CORP
filed 2005-06-20
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24641


                          IMMUNOTECHNOLOGY CORPORATION
           (Name of Small Business Issuer as specified in its charter)

           Delaware                                             84-1016435
 -------------------------------                          ----------------------
 (State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization                             identification No.)



                      1661 Lakeview Circle, Ogden, UT 84403
                    (Address of principal executive offices)

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                     Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Common Stock outstanding at June 17, 2005 - 5,000,000 shares of $.00001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          IMMUNOTECHNOLOGY CORPORATION

                      For the Quarter ended March 31, 2005

         The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION

                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1.  Financial Statements:

                  Unaudited Balance Sheet                                 3

                  Unaudited Statements of Operations                      4

                  Unaudited Statements of Cash Flows                      5

                  Notes to Financial Statements                           6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 9

Item 3. Controls and Procedures                                          13

                           PART II - OTHER INFORMATION

                                                                        Page
                                                                        ----

Item 1.           Legal Proceedings                                      13
Item 2.           Unregistered Sales of Equity Securities
                    and Use of Proceeds                                  13
Item 3.           Defaults Upon Senior Securities                        13
Item 4.           Submission of Matters to a Vote of Security Holders    13
Item 5.           Other Information                                      14
Item 6.           Exhibits                                               14


                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                          March 31,     June 30,
                                                            2005          2004
                                                        -----------    ------------
                                                        (Unaudited)
CURRENT ASSETS
   Cash                                                 $     1,143    $      --
                                                        -----------    -----------

     TOTAL ASSETS                                       $     1,143    $      --
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Bank overdraft                                       $      --      $       122
   Accounts payable and accrued expenses                     73,707         53,483
   Notes payable                                             98,096         21,807
   Loans from officer (Note 3)                              217,049        100,628
   Option liability                                            --             --
   Accrued interest                                            --            1,700
                                                        -----------    -----------

     Total Current Liabilities                              388,852        177,740
                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, par value $0.00001 per share
     Authorized - 10,000,000 shares
     Issued - none                                             --             --
   Common stock, par value $0.00001 per share
     Authorized - 100,000,000 shares
     Outstanding - 5,000,000 shares                              50             50
   Paid-in capital                                          498,128        441,994
   Accumulated deficit prior to the development stage      (151,332)      (151,332)
   Accumulated deficit during the development stage        (734,555)      (468,452)
                                                        -----------    -----------

     Total Stockholders' Equity (Deficit)                  (387,709)      (177,740)
                                                        -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                 $     1,143    $      --
                                                        ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.


                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                                    From Inception
                                                                                        of the
                                                                                      Development
                                                                                     Stage, July 1,
                          For the Nine Months Ended     For the Three Months Ended    1992 through
                                  March 31,                     March 31,              March 31,
                          --------------------------    --------------------------    -----------
                              2005          2004            2005           2004            2005
                          -----------    -----------    -----------    -----------    -----------

REVENUE                          --             --             --             --             --
                          -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES

   Professional fees      $    59,769    $    27,061    $    24,793    $     7,185    $   358,493
   Transfer agent               1,935           --            1,550           --            7,911
   Taxes & licenses              --              229           --             --            1,637
   Bank fees & service
    charges                       419            429            179             83          5,063
   Travel                      31,648         19,563          6,802         10,215        150,132
   Office expense                --            2,037           --              250         12,037
   Rescind USSC deal          125,000           --             --             --          125,000
   Amortization                 4,054           --            4,054           --            4,054
   Misc.                           638           --             504           --              639
   Interest expense            42,640          5,446         27,957          2,230         69,189
                          -----------    -----------    -----------    -----------    -----------

     Total Operating
      Expenses                266,103         54,765         65,839         19,963        734,155
                          -----------    -----------    -----------    -----------    -----------

       NET LOSS           $  (266,103)   $   (54,765)   $   (65,839)   $   (19,963)   $  (734,155)
                          ===========    ===========    ===========    ===========    ===========

Basic Loss per Common
   Share                  $     (0.05)   $     (0.01)   $     (0.01)   $     (0.00)
                          ===========    ===========    ===========    ===========

Weighted Average Number
   of Common Shares         5,000,000      5,000,000      5,000,000      5,000,000
                          ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.


                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                                                Inception of
                                                                                 Development
                                                    For the Nine Months Ended      Stage on
                                                           March 31,             July 1, 1992
                                                   --------------------------      Through
                                                       2005           2004      Mar. 31, 2005
                                                   -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $  (266,103)   $   (54,765)   $  (734,155)
   Contributed services                                 23,250           --           54,250
   Amortization of debt costs                            4,054           --            4,054
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Increase (decrease) in accrued expenses            18,525        (12,472)        69,032
                                                   -----------    -----------    -----------

       Net Cash Used by Operating Activities          (220,274)       (67,237)      (606,819)
                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advance to an officer                                  --             --          (10,000)
   Repayment of advance to an officer                     --             --           10,000
                                                   -----------    -----------    -----------

       Net Cash Provided by Investing Activities          --             --             --
                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                         (122)          (996)          --
   Advances from an officer                            139,521         68,950        517,145
   Proceeds from notes payable                         105,119           --          134,426
   Repayments of advances to an officer                (23,101)          --          (43,609)
                                                   -----------    -----------    -----------

       Net Cash Provided by Financing Activities       221,417         67,954        607,962
                                                   -----------    -----------    -----------

NET INCREASE IN CASH                                     1,143            717          1,143

CASH AT BEGINNING OF YEAR                                 --             --             --
                                                   -----------    -----------    -----------

CASH AT END OF PERIOD                              $     1,143    $       717    $     1,143
                                                   ===========    ===========    ===========

Supplementary Disclosures:

   Interest paid in cash                           $      --      $     2,560    $     4,771
   Cash paid for taxes                             $      --      $      --      $      --


                   The accompanying notes are an integral part
                         of these financial statements.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                        March 31, 2005 and June 30, 2004

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Until that time, the stockholders have committed to covering the operating costs of the Company.

          The Company is not operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          During the nine months ended March 31, 2005, officers advanced the company a total of $139,521.

NOTE 4 -  MATERIAL EVENTS

          On August 11, 2004 the Company signed an agreement rescinding the Agreement and Plan of Merger with Ultimate Securities Systems Corporation (USSC). The rescission called for a payment of $125,000 from the Company to USSC. Non affiliated individuals loaned $110,000 to the Company for this purpose, and the Company's president has loaned approximately $116,000 additionally to the Company since June 30, 2004. The above noted loans accrue interest at a rate of 10% and are due on demand. Payment of $125,000 was made in full in August 2004.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                        March 31, 2005 and June 30, 2004

NOTE 5 -  CONTRIBUTED SERVICES

          During the nine months ended March 31, 2005 an officer of the Company contributed services to the Company valued at $23,250. This contribution has been accounted for as an increase in additional paid-in-capital.

NOTE 6 -  OPTIONS ISSUED

          During the nine months ended March 31, 2005, the Company issued options to non-employees as an incentive to loan money to the Company. The options allow the holders to purchase 120,000 shares of common stock at an exercise price of $0.10 per share, and will expire two years from the date of issuance. These are the only outstanding options of the Company and are summarized below:

                                                      March 31,
                                                        2005
                                            -------------------------------
                                                               Weighted
                                                                Average
                                                               Exercise
                                              Shares             Price
                                            -------------     -------------

           Outstanding, beginning of year            --             --
             Granted                              120,000     $        0.10
             Expired/Cancelled                       --             --
             Exercised                               --             --
                                            -------------     -------------

           Outstanding end of quarter             120,000     $        0.10
                                            =============     =============

          The Company applies SFAS No. 148 for options issued, which requires the Company to estimate the fair value of each options issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                  Risk-free interest rate    3.61%
                  Expected life             2 Years
                  Expected volatility       93.11%
                  Dividend yield              0.0

          As a result of applying SFAS No. 148, the Company recorded the fair value of $12,168 as an offset to the notes payable during the nine months ended March 31, 2005. The fair value of $12,168 will be amortized over the life of the loans to interest expense.

                          IMMUNOTECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                        March 31, 2005 and June 30, 2004

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

General
-------

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

Business Plan
-------------

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

Financial Condition
-------------------

     Total assets at March 31, 2005 were $1,143. As of June 30, 2004, the Company had no assets and liabilities $177,740.

     The Company's total liabilities as of March 31, 2005 were $388,852. The Company's liabilities include, but are not limited to; $217,049 loans from officers, $98,096 in other loans and $73,707 accrued expenses.

     Effective March 10, 2005, the Company effected a 1 for 10 reverse stock split pursuant to a Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware. Pursuant to the Certificate of Amendment, the Company's authorized common stock increased from 50,000,000 shares to 100,000,000 shares and the Company's authorized Preferred Stock increased from 5,000,000 shares to 10,000,000 shares.

     The Company will not generate any revenue until and unless it completes a reverse merger type of acquisition transaction. Until that occurs, if ever, the Company must attempt to fund its expenses through loans or from the sale of securities. There can be no assurance that the Company will be able to borrow additional funds or sale securities in sufficient amounts to funds its expenses.

Results of Operations
---------------------

     The Company generated no revenues in 2004 or 2005 to date. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

     The Company had a net loss of $65,839 for the three months ended March 31, 2005. This compares to a net loss of $19,963 for the three months ended March 31, 2004. The Company had a net loss of $266,103 for the nine months ended March 31, 2005 compared to a net loss of $54,765 for the nine months ended March 31, 2004. The Company's expenses for the nine months ended March 31, 2005 included $125,000 associated with the rescission of the USSC merger transaction and other expenses consisting of travel, professional fees, interest and other expenses.

Critical Accounting Policies
----------------------------

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

                         ITEM 3. CONTROLS AND PROCEDURES
                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of March 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

          We issued no securities during the quarter ended March 31, 2005.

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

          We  filed  a  preliminary  and  definitive  Information  Statement  on
          Schedule 14C in connection with the Shareholder Consent and mailed a copy of the Information Statement to each shareholder of record as of December 16, 2004. The 1-for-10 reverse stock split was effected March 10, 2005.

          As a result of the reverse stock split, the number of our shares of common stock issued and outstanding was reduced from 50,000,000 to 5,000,000 shares.

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


Dated:   June 17, 2005                IMMUNOTECHNOLOGY CORPORATION

                                      By /s/ Mark A. Scharmann
                                         ---------------------------------------
                                         Chief Executive Officer and
                                         Chief Financial Officer



                                      -14-
\