Form 10KSB
period 2005-06-30
IMMUNOTECHNOLOGY CORP
filed 2005-10-14
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-24641

IMMUNOTECHNOLOGY CORPORATION
(Name of Small Business Issuer as specified in its charter)

Delaware	84-1016435
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

1661 Lakeview Circle
Ogden, UT 84403
(Address of principal executive offices)

Issuer’s telephone number, including area code: (801) 399-3632

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: $.00001 par value common stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Issuer’s revenues for the fiscal year ended June 30, 2005 were -0-.

As of October 13, 2005, 5,120,016 shares of the Issuer’s common stock were issued and outstanding of which 1,094,214 were held by non-affiliates. As of October 13, 2005, there was no active market in the Issuers securities.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General and History

Immunotechnology Corporation (the “Company”) is a Delaware corporation which is currently inactive. The Company was incorporated on November 30, 1989, in the state of Delaware. The Company’s predecessor was LJC Corporation, a Utah corporation, organized on November 8, 1984 (“LJC”). On October 7, 1989, LJC acquired ImmunoTechnology Laboratories, Inc., a privately-held Colorado corporation (“ITL”), in a reverse merger transaction. As a result of this transaction, ITL became a wholly owned subsidiary of LJC. On October 10, 1989, LJC changed its name to ImmunoTechnology Laboratories, Inc. (“ITL-UT”). ITL was formed for the purpose of engaging in the business of operating a medical test related laboratory. The Company’s only business has been the operation of ITL, whose operations were discontinued in 1992.

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

Business Plan

Our current business plan is to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a “Target Business”). We intend to utilize our limited current assets, equity securities, debt securities, borrowings or a combination thereof in effecting a Business Combination with a Target Business which we believe has significant growth potential. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources we will, in all likelihood, have the ability to effect only a single Business Combination.

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

The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws) cannot presently be ascertained with any degree of certainty. Our current executive officers and directors intend to devote only a small portion of their time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if our management devoted their full time to the Company’s affairs. However, each of our officers and directors will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether we have identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

We anticipate that various prospective Target Businesses will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, directors and their affiliates. While we have not yet ascertained how, if at all, we will advertise and promote the Company, it may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis (other than the independent investment banker), we may engage such firms in the future, in which event we may pay a finder’s fee or other compensation.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company’s tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

There currently are no limitations on our ability to borrow funds to effect a Business Combination. However, our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including our capital requirements, potential lenders’ evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

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

Assignment of Notes and Potential Transactions

From 2003-2005, we were loaned funds by several of our shareholders and others to fund our expenses and to pay for the expenses and fees incurred in connection with our rescission of a proposed merger transaction. In August 2005, approximately $143,113 of the promissory notes representing these loans were assigned, with our consent, by the lenders/note holders to Calico Capital, LLC, Arc Investment Partners, LLC and RP Capital, LLC. (collectively the “New Note Holders”). In connection with such assignment, the original note holders have been repaid in full by the New Note Holders. We have entered into Amended and Restated Convertible Notes with the New Note Holders in place of $80,000 of the previous promissory notes. With accrued interest the principal amount of the Amended and Restated Notes is $89,261.40 The remaining promissory notes, now in the principal amount of $53,852.04, have the same terms and conditions as the original promissory notes. These transactions occurred following the end of our 2005 fiscal year. In August and September 2005, the New Note Holders made direct loans of an additional $20,000 to the Company.

The New Note Holders have indicated that they intend to attempt to locate one or more potential Business Combination to be presented to the Company for consideration as an acquisition candidate.

We anticipate that at some time in the future, the New Note Holders will convert their New Notes into shares of our common stock, however, there can be no assurance that such conversion will occur. If such conversion were to occur, it may involve a change of control of the Company. Such note conversion may occur in connection with the completion of a Business Combination, may occur independently of Business Combination or may not occur at all. There is no written agreement between the Company and the New Note Holders regarding a potential Business Combination.

There can be no assurance that the New Note Holders will refer a potential Business Combination to the Company, or that their New Notes will be converted into shares of the Company’s common stock.

Reverse Stock Split

On December 16, 2004 the holders of 41,257,985 shares of our common stock, approximately 82.5% of the total shares issued and outstanding, consented in voting to the proposal to amend the Company’s Certificate of Incorporation for the following purposes:

(i) to increase the total number of shares of common stock authorized from 50,000,000 to 100,000,000;

(ii) to increase the total number of shares of preferred stock authorized form 5,000,000 to 10,000,000; and

(iii) to effect a 1-for-10 reverse stock split of our issued and outstanding common stock.

We filed a preliminary and definitive Information Statement on Schedule 14C in connection with the Shareholder Consent and mailed a copy of the Information Statement to each shareholder of record as of December 16, 2004. The 1-for-10 reverse stock split was effected March 13, 2005. As a result of the reverse stock split, the number of our shares of common stock issued and outstanding was reduced from 50,000,000 to 5,000,016 shares. All per share figures included in this Form 10-KSB have been adjusted to give effect to such reverse split, including share amounts described herein as being outstanding or issued prior to the effective date of such reverse stock split.

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

ITEM 2. PROPERTIES

Our offices are located at 1661 Lakeview Circle, Ogden, UT 84403. The Company, pursuant to an oral agreement, utilizes an office at the residence of Mark A. Scharmann, a stockholder of the Company and the Company’s President. We pay no rent or other fees for the use of such facilities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented to our shareholders for a vote during the last quarter of the fiscal year ending June 30, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The table on the following page sets forth, for the respective periods indicated the prices for the Company’s common stock in the over-the-counter market as reported by the NASD’s OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. There is currently limited trading volume in our shares.

	High Bid	Low Bid

Fiscal Year Ended June 30, 2003

First Quarter	$ 0.12	$ 0.11
Second Quarter	$ 0.24	$ 0.10
Third Quarter	$ 0.74	$ 0.14
Fourth Quarter*	$ 1.80	$ 0.10

Fiscal Year Ended June 30, 2004

First Quarter	$ 0.14	$ 0.065
Second Quarter	$ 0.11	$ 0.07
Third Quarter	$ 0.09	$ 0.03
Fourth Quarter	$ 0.06	$ 0.02

	High Bid	Low Bid

Fiscal Year Ended June 30, 2005

First Quarter	$ 0.09	$ 0.025
Second Quarter	$ 0.05	$ 0.023
Third Quarter **	$ 0.55	$ 0.25
Fourth Quarter**	$ 0.40	$ 0.26

*On May 28, 2003, the Company effected a 5 for 1 forward split of its common stock. The high bid price for the quarter indicated of $1.80 represents the high bid on May 23, 2003 immediately prior to the forward split. The low bid price of $0.10 represents the low bid on June 26, 2003, subsequent to the forward split.

** On March 13, 2005, the Company effected a 1 for 10 forward split of its common stock.

At October 12, 2005, the Company’s Common Stock was quoted on the OTC Bulletin Board (“IMUO”) at a bid and asked price of $0.26 and $0.30 respectively.

Shares Issued in Unregistered Transactions

During the last four years, the Company issued the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended. No underwriting fee or other compensation was paid in connection with the issuance of shares.

Name	Date	Shares Issued (1)	Total Consideration Paid

Mark A. Scharmann (2)	8/22/01	518,395	$32,399.67
David Knudson (2)	8/22/01	506,971	$31,685.79
Mark A. Scharmann (2)	6/27/02	646,495	$40,405.91
David Knudson (2)	12/19/02	328,140	$20,508.74
Steve Scharmann (3)	6/28/05	10,000	$ 1,000.00
Jill Corry (3)	6/30/05	10,000	$ 1,000.00
Doug Eilertson (3)	6/30/05	50,000	$ 5,000.00
Richard Robinson (3)	6/30/05	50,000	$ 5,000.00

(1) The Company effectuated a 1 for 10 reverse stock split in March 2005. The number of shares listed above gives effect to such stock split.

(2) The consideration paid for these shares was the conversion of debt owed by the Company to Mr. Scharmann and Mr. Knudson.

(3) These shares were issued in connection with the exercise of options. The options were granted in connection with loan made by the listed parties to the Company,

Purchases of Equity Securities By Small Business Issuers and Affiliated Purchasers

We purchased no securities from any of our shareholders in private transactions or in market transactions during the last fiscal year.

Holders

As of October 12, 2005, there were 5,120,016 shares of common stock outstanding and approximately 45 stockholders of record of common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Limitation on Directors’ Liability, Charter Provisions and Other Matters

Delaware law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors’ fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Delaware, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Delaware law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Certificate of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Delaware law.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash of $11,775 and no other assets. The Company is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of a merger or acquisition. As of June 30, 2005, the Company had total liabilities of $437,422.

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

As of June 30, 2005, we owed $106,538 for accrued expenses, $131,602 for notes payable and $199,282 for loans from our president.

In August 2005, approximately $143,000 of our outstanding promissory notes, were assigned, with our consent, by the lenders/note holders to Calico Capital, LLC, Arc Investment Partners, LLC and RP Capital, LLC. (collectively the “New Note Holders”). In connection with such assignment, the original note holders have been repaid in full by the New Note Holders. We have entered into Amended and Restated Convertible Notes with the New Note Holders in place of $80,000 of the previous promissory notes. The remaining promissory notes that were assigned to the New Note Holders have the same terms and conditions as the original notes. These transactions occurred following the end of our 2005 fiscal year.

In August and September 2005, the New Note Holders made direct loans of an additional $20,000 to the Company.

We anticipate that at some time in the future, the New Note Holders will convert their New Notes into shares of our common stock, however, there can be no assurance that such conversion will occur. If such conversion were to occur, it may involve a change of control of the Company. Such note conversion may occur in connection with the completion of a Business Combination, may occur independently of Business Combination or may not occur at all. There is no written agreement between the Company and the New Note Holders regarding a potential Business Combination.

If all of the Amended and Restated Convertible Notes are converted into shares of the Company’s common stock, of which there can be no assurance, we would issue approximately 7,341,549 shares of our common stock in exchange for such converted debt.

In order to fund our professional fees and the costs related to locating, analyzing and negotiating potential acquisitions, we must raise additional capital. We may attempt to borrow funds from our officers, shareholders or others and we may attempt to raise additional capital from the sale of our securities in a private offering. Since 1997, our president Mark Scharmann has made numerous advances to the Company as funds were needed for the Company’s expenses. As of June 30, 2005, we owed Mr. Scharmann $199,282. There can be no assurance that we will be able to raise additional capital from either loan or equity transactions. If we are not able to raise additional capital to fund the professional fees related to our annual and quarterly filings with the Securities and Exchange Commission, we may be unable to file the required reports on a timely basis. In such event we would not be able to maintain a quotation on the OTCBB. This could reduce our attractiveness as a merger vehicle

It is likely that the Company will be required to raise additional capital in order to attract and potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company’s common stock which will result in the dilution of the percentage ownership of the current shareholders.

The auditors’ report on the Company’s June 30, 2005 financial statements contains a going concern qualification, which provides that the Company’s ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

We have not had any active operations since 1992 and we generated no revenue for the year ended June 30, 2005 or the year ended June 30, 2004. We had total expenses of $323,791 for the year ended June 30, 2005, and total expenses of $107,912 for the year ended June 30, 2004. Our expenses for the year ended June 30, 2005, included $125,000 we paid as a fee to rescind a proposed merger transaction. Our expenses in fiscal 2005, also included, but were not limited to, $121,576 in professional fees, $12,079 in travel fees and $61,363 in interest expense. In fiscal 2004, we had $59,696 in professional fees, $35,283 in travel expenses and $9,841 in interest expense. We do not anticipate that we will generate any revenues, if ever, until we complete a Business Combination.

Recently Issued Accounting Standards

We believe that recently issued financial standards will not have a significant impact on our results of operations, financial position, or cash flows. See footnotes to the attached financial statements.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have terminated our previous operations and such operations are treated as discontinued operations for financial statement purposes.

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

Income Taxes. In determining the carrying value of the Company’s net deferred tax assets, the Company will be required to assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Statements of Operations. Management will be required to evaluate the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Goodwill and Other Long-Lived Asset Valuations. In June 2001, the FASB issued SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We currently have no intangible assets. At such time as we have intangible assets, we will adopt the new rules on accounting for goodwill and other intangible assets, Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

Revenue Recognition. At such time as we have revenues from operations, we will adopt revenue recognitions policies consistent with generally acceptable accounting standards.

Stock-Based Compensation. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation” -- Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25,” and have adopted the disclosure-only provisions of SFAS 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with FAS 123 and Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

Interest Rate Risk

We currently have debt and will undoubtedly incur debt to finance our operations. We anticipate that a substantial amount of our future debt and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental interest expense.

Plan of Operation

The Company’s current plan of operation is to acquire another operating company. (See “Item 1 - Description of Business - Current Business Plan.”)

It is likely that any acquisition will be a “reverse merger” acquisition whereby the Company acquires a larger company by issuing shares of the Company’s common stock to the shareholders of the larger company. Although the Company would be the surviving or parent company from a corporate law standpoint, the shareholders of the larger company would be the controlling shareholders of the Company and the larger company would be treated as the survivor or parent company from an accounting point of view. It can be expected that any company which may desire to be acquired by the Company will do so as method of potentially becoming a public company more quickly and less expensively than if such company undertook its own public offering. Even if the Company is able to acquire another company, there can be no assurance that the Company will ever operate at a profit.

The New Note Holders (as defined above) have indicated that they intend to attempt to locate one or more potential Business Combination to be presented to the Company for consideration as an acquisition candidate. There can be no assurance that the New Note Holders will refer a potential Business Combination to the Company, or that their New Notes will be converted into shares of the Company’s common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. Our business plan is to locate and acquired another company or business opportunity. If we are able to complete a Business Combination, it is likely that our financial condition would be significantly different than our current financial position.

Contractual Obligations and Commitments

Except for the payment of payables which are described in the financial statements attached hereto, we have no contractual commitments or obligations.

Inflation

We do not believe that inflation will negatively impact our business plan. We are unable to predict what effect, if any, inflation may have on us if we are able to complete a Business Combination.

Forward Outlook and Risks

This Form 10-KSB contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,”“will,”“should,”“may,”“expects,”“expected,”“anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Immunotechnology Corporation are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

Seeking to Achieve Public Trading Market through Business Combination. While a prospective Target Business may deem a consummation of a Business Combination with the Company desirable for various reasons, a Business Combination may involve the acquisition of, merger or consolidation with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control and the time and expense incurred to comply with various Federal and state securities laws that regulate initial public offerings. Nonetheless, there can be no assurance that there will be an active trading market for the Company’s securities following the completion of a Business Combination or, if a market does develop, as to the market price for the Company’s securities.

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

Unspecified Target Business; Unascertainable Risks. We have not selected an acquisition or other Business Combination as of the date of this Form 10-KSB. The New Note Holders, as defined above, have indicated that they are attempting to locate a potential Business Combination to be presented to us for consideration. However, there can be no assurance that we will complete any Business Combination in the foreseeable future. Accordingly, currently there is no basis for prospective investors to evaluate the possible merits or risks of the Target Business or the particular sector of the technology industries in which the Company may ultimately operate. To the extent we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although management will endeavor to evaluate the risks inherent in a particular Target Business or industry, there can be no assurance that we will properly ascertain or assess all such risks.

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

Conflicts of Interest; Absence of Independent Directors. None of the Company’s directors or executive officers are required to commit their full time to the affairs of the Company and it is likely that such persons will not devote a substantial amount of time to the affairs of the Company. Such personnel will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Business Combination may require a greater period of time than if the Company’s management devoted their full time to the Company’s affairs.

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

Competition. We expect to encounter intense competition from other entities having business objectives similar to our business objectives. Many of these entities, including venture capital partnerships and corporations, shell companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company’s financial resources will be limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business Combination more quickly than we can. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to achieve our business objectives.

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

Risk of Application of Penny Stock Rules. Our common stock is subject to the penny stock rules as adopted by the Securities and Exchange Commission (the “Commission”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements

Immunotechnology Corporation Financial Statements Page

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
	(888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ImmunoTechnology Corporation

We have audited the accompanying balance sheet of ImmunoTechnology Corporation (a development stage company) as of June 30, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2005, and from the inception of the development stage on July 1, 1992. The financial statements of ImmunoTechnology Corporation (a development stage company) for the year ended June 30, 2004 and from inception of the development stage on July 1, 1992 through June 30, 2004 were audited by other auditors whose report, dated November 12, 2004, expressed an unqualified opinion with a going concern uncertainty. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoTechnology Corporation (a development stage company) as of June 30, 2005, and the results of its operations and its cash flows for the year then ended, and from inception of the development stage on July 1, 1992 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company did not generate revenue and has a net capital deficiency and minimal working capital. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector & Wong, LLP
Pasadena, California
October 7, 2005

LETTERHEAD OF HJ & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
ImmunoTechnology Corporation
(A Development Stage Company)
Ogden, Utah

We have audited the accompanying balance sheet of ImmunoTechnology Corporation (a development stage company) as of June 30, 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2004 and from inception of the development stage on July 1, 1992. The financial statements for the year ended June 30, 2003 and from inception of the development stage on July 1, 1992 through June 30, 2003 were audited by other auditors whose report expressed an unqualified opinion with a going concern uncertainty. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, has a stockholders deficit and minimal working capital. Together these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
November 12, 2004

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
BALANCE SHEET

June 30, 2005

ASSETS
Current Assets
Cash	$11,775
TOTAL ASSETS	$11,775

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$106,538
Short-term notes payable	131,602
Loans from officers	199,282
Total current liabilities	437,422

Stockholders’ Deficit
Preferred Stock, par value $0.00001, authorized 10,000,000 shares;
issued and outstanding - none	-
Common Stock, par value $0.00001, authorized 100,000,000 shares;
5,120,016 shares issued and outstanding	51
Paid-in Capital	517,877
Accumulated deficit prior to the developmental stage	(151,332)
Accumulated deficit during the developmental stage	(792,243)
Total Stockholders Deficit	(425,647)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,775

The accompanying notes are an integral part of these financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception of
			the Developmental
			Stage,
	For the years ended		July 1, 1992
	June 30,		through
	2005	2004	June 30, 2005
Operating Expenses:
Professional fees	$121,576	$59,696	$420,302
Transfer agent	1,935	531	7,911
Taxes and licenses	1,088	-	2,725
Bank fees and service charges	570	524	5,214
Travel	12,079	35,283	130,563
Office expense	180	2,037	12,217
Rescind USSC merger	125,000	-	125,000
Interest Expense	61,363	9,841	87,911

Total operating expenses	323,791	107,912	791,843

Net Loss	(323,791)	$(107,912)	$(791,843)

Net Loss per share, Basic and Diluted	$(0.06)	$(0.02)

Weighted Average Number of Common Shares	5,010,016	5,000,016

The accompanying notes are an integral part of these financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 1992	579,014	$6	$134,644	$(151,332)	$(16,682)

Issuance of common stock upon conversion
of debt on:
March 31, 1999	1,863,166	19	116,429		116,448
June 21, 2000	557,836	5	34,859		34,864

Activity from July 1, 1992 through June 30, 2001				(229,777)	(229,777)
Balance at June 30, 2001	3,000,016	30	285,932	(381,109)	(95,147)

Issuance of common stock upon conversion
of debt on August 22, 2001	1,025,366	10	64,158		64,168

Net loss for the year ended June 30, 2002				(57,996)	(57,996)
Balance at June 30, 2002	4,025,382	40	350,090	(439,105)	(88,975)

Issuance of common stock upon conversion
of debt	974,634	10	60,904		60,914

Stock split in the form of a dividend				(400)	(400)

Net loss for the year ended June 30, 2003				(72,367)	(72,367)
Balance at June 30, 2003	5,000,016	50	410,994	(511,872)	(100,828)

Contributed Services			31,000		31,000

Net loss for the year ended June 30, 2004				(107,912)	(107,912)
Balance at June 30, 2004	5,000,016	50	441,994	(619,784)	(177,740)

Stock options exercised	120,000	1	11,999		12,000

Issuance of stock options in lieu of notes
Payable			32,884		32,884

Contributed Services			31,000		31,000

Net loss for the year ended June 30, 2005				(323,791)	(323,791)
Balance at June 30, 2005	5,120,016	$51	$517,877	$(943,575)	$(425,647)

The accompanying notes are an integral part of these financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			From Inception of
			The Developmental
			Stage,
	For the years ended		July 1, 1992
	June 30,		through
	2005	2004	June 30, 2005
Cash Flow from Operating Activities:
Net Loss	$(323,791)	$(107,912)	$(791,843)
Adjustments to reconcile net Loss to net cash used in operations:
Contributed services	31,000	31,000	62,000
Stock option expenses	32,884	-	32,884
Increase (decrease) in accrued expenses	49,548	(4,415)	100,054
Net Cash Used in Operating Activities	(210,359)	(81,327)	(596,905)

Cash Flow from Investing Activities
Advance to an officer	-	-	(10,000)
Repayment of advance to an officer	-	-	10,000
Net Cash Provided by Investing Activities	-	-	-

Cash Flow from Financing Activities:
Bank overdraft	(122)	(874)	-
Exercise of options	12,000	-	12,000
Advances from officer	177,104	80,394	554,729
Repayments to advances from officer	(78,450)	-	(98,958)
Proceeds from notes payable	161,602	1,807	190,909
Repayments on notes payable	(50,000)	-	(50,000)
Net Cash Provided by Financing Activities	222,134	81,327	608,680

Net Increase in Cash	11,775	-	11,775

Cash Balance at Beginning of Period	-	-	-

Cash Balance at End of Period	$11,775	$-	$11,775

Supplemental Disclosures of Cash Flow Information
Interest Paid	$20,770	$-	$22,981

The accompanying notes are an integral part of these financial statements.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Business Organization and Going Concern

ImmunoTechnology Corporation (the “Company” or “IMUO”) was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation historically operated a medical test laboratory until 1992. Presently, the Company has no operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of asset and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended June 30, 2005, the Company did not generate any revenue, and has a net capital deficiency of $425,647. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended June 30, 2005, the Company funded its disbursements by loans from an officer and several non-related parties. The Company reentered the development stage on July 1, 1992.

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

b.	Use of estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.	Revenue Recognition

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Cash and Cash Equivalents

Cash equivalents include short-term, high liquid investments with maturities of three months or less at the time of acquisition.

e.	Fair Value of Financial Instruments

The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

f.	Property and Equipment

As of June 30, 2005, the Company did not maintain or control any fixed assets.

g.	Net Loss Per Share

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share as the Company did not have dilutive items during the audit period.

h.	Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

i.	Non-employees Equity Transactions

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 and the Emerging Issues Task Force (EITF) Issue No. 00-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

j.	New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No.3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. Management does not believe adoption of SFAS No. 154 will have a material effect on the Company’s financial position, results of operations or cash flows.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management does not believe the adoption of this statement will have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employee and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

NOTE 2 - ACCRUED EXPENSES

Accrued expenses at June 30, 2005 consist of:

Legal and Professional fees payable	$ 93,003
Accrued Interest-others	13,535
Total	$106,538

NOTE 3 - SHORT-TERM NOTES PAYABLE

The Company has borrowed funds under promissory notes with non-related parties. The notes bear interest from 7% to 10% per annum, and are due either within one year or on demand. The outstanding balance at June 30, 2005 was $131,602.

As disclosed in the Note 12 to the financial statements, all short-term notes payable and related accrued interest were assigned to three non-affiliated parties on August 9, 2005.

NOTE 4 - INCOME TAXES

As of June 30, 2005, the Company had net operating loss carryforwards of approximately $799,434 that may offset future taxable income. The loss carryforwards expire through June 30, 2025. No tax benefit has been reported in the June 30, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 4 - INCOME TAXES (Continued)

The deferred net tax assets consist of the following at June 30:

	2005	2004
Net operating loss carryforwards	$271,807	$218,200
Accruals and reserves	1,811	-
Valuation allowance	(273,618)	(218,200)
Net deferred tax assets	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

On March 31, 1999, the Company converted its advances from an officer, notes payable to minority shareholders and related accrued interest totaling $116,448 into 1,863,166 shares of common stock or $0.0625 per share. On June 21, 2000, the Company converted its advances from another officer and related accrued interest totaling $34,864 into 557,836 shares of common stock or $0.0625 per share. On August 22, 2001, the Company converted $64,086 of loans from officers and related accrued interest into 1,025,366 shares of common stock or $0.0625 per share. During the year ended June 30, 2003, the Company converted $60,914 of loans from officers and related accrued interest into 974,634 or $0.0625 per share.

Stock Split

On March 10, 2005, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State, pursuant to which the Company effectuated a reverse stock split in an exchange ratio of one newly issued share for each ten shares of its common stock outstanding, thereby decreasing the number of issued and outstanding shares to 5,000,016. The Board of Directors also amended its articles of incorporation to increase its authorized shares of preferred stock to 10,000,000 and of common stock to 100,000,000, and to maintain the par value of the stock at $0.00001. The accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

On May 13, 2003, the Board of Directors approved a five-for-one stock split of the outstanding common stock in form of a dividend. All references to common stock have been retroactively restated.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 5 - STOCKHOLDERS’ EQUITY (Continued)

Stock Options

During the year ended June 30, 2005, the Company issued options to non-employees as an incentive to loan money to the Company. The options allow the holders to purchase 120,000 shares of common stock at an exercise price of $0.10 per share, and will expire two years from the date of issuance. As of June 30, 2005, they were all exercised. These are the only option activities of the Company and are summarized below:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at beginning of year	-	$-
Granted	120,000	0.10
Exercised	(120,000)	0.10
Outstanding at end of year	-	$-

The Company applies SFAS No. 123 for options issued, which requires the Company to estimate the fair value of each option issued at the granted date by using the Black-Scholes pricing model with the following assumptions:

Risk free interest rate	3.61%
Expected life	2 years
Expected volatility	93.11%
Dividend yield	0.0

As a result, the Company recorded the fair value of $32,448 against the notes payable. The fair value is being amortized over the life of the options to interest expense. At June 30, 2005, the unamortized fair value was written off since all options were exercised as of that date.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended June 30:
	2005	2004
Numerator:
Net Loss	$(323,791)	$(107,912)
Denominator:
Weighted Average Number of Shares	5,010,016	5,000,016

Net loss per share-Basic and Diluted	$(0.06)	$(0.02)

NOTE 7 - CONTRIBUTED SERVICES

During the years ended June 30, 2005 and 2004, an officer of the Company contributed services to the Company valued at $31,000 each year. This contribution of services has been accounted for as an increase in paid-in capital.

NOTE 8 - RECISSION OF MERGER

On April 21, 2003, the Company entered into an Agreement and Plan of Merger with Ultimate Securities Systems Corporation (USSC). Pursuant to the Agreement, the Company filed a Form S-4 Registration Statement relating the shares to be issued in the merger. In August 2004, the Company and USSC mutually agreed to terminate the Agreement. As part of the parties’ agreement to terminate the Agreement, the Company paid USSC a termination fee of $125,000, which was funded by non-related individuals and an officer.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has a payable to an officer including related accrued interest equal to $199,282 and $100,628 at June 30, 2005 and 2004, respectively. The note bears interest at 10% per annum and has no maturity date.

A former officer and director of the Company (who resigned in November 2004) is a principal of a consulting firm to which the Company paid professional fees totaling $17,649 and $27,456 during the years ended June 30, 2005 and 2004, respectively. Additional fees in the amount of $38,511 and $8,198 had not yet paid as of those dates, respectively, and were included in accrued expenses.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

The Company, pursuant to an oral agreement, utilizes an office at the residence of the Chief Executive Officer of the Company. The Company pays no rent, or other fees for the use of such facilities.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company was defendant in a lawsuit where the plaintiff alleged unsolicited fax advertisement violations. The outcome of this lawsuit did not have material effect on the operations of the Company and its financial position.

The Company accrued $17,000 for legal services performed prior to the development stage. Should this balance accrue interest, the liability could increase by approximately $26,000. The Company has not had any correspondence with this creditor since September, 1999; accordingly, the $17,000 remains accrued in the financial statements.

NOTE 11 - SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company is not operating; it has no reportable segment.

NOTE 12 - SUBSEQUENT EVENTS

On August 9, 2005, all short-term notes payable and related accrued interest amounting to $143,113, were assigned to three non-affiliated parties, each of which assumed one-third of the amount. The Company issued amended and restated convertible promissory notes on three of the assigned amounts, aggregate of $89,261, providing that they are convertible into the Company’s common stocks at $0.01215839 per share. The amended and restated notes bear interest at 10% per annum and are due on July 27, 2006. Interest is payable ninety (90) days after the date of the note agreements.

In August and September 2005, the Company borrowed an additional $20,000 from these non-affiliated parties. The notes bear interest at 10% per annum and are due on demand.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous principal accountant to audit financial statements.

(i) On September 13, 2005, we dismissed HJ& Associates (“HJ”) as our principal accountant to audit our financial statements. HJ audited the Registrant’s financial statements for the year ended June 30, 2004. It did not audit our financial statements for the year ended June 30, 2003 and did not report on our financial statements for the year ended June 30, 2003.

(ii) HJ’s report on our financial statements for the year ended June 30, 2004 contained a going concern qualification but did not contain any other adverse opinion or a disclaimer of opinion, or other qualification or modification as to uncertainty, audit scope or accounting principles.

(iii) Our Board of Directors approved the change in principal accountant to audit our financial statements.

(iv) During the two most recent fiscal years and the subsequent period to and including September 13, 2005, there have been no disagreements between HJ and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of HJ, would have caused it to make a reference to the subject matter of any such disagreement with its report.

(b) New principal accountant to audit financial statements.

On September 13, 2005, we engaged Spector & Wong, LLP (“Spector”) as our principal accountant to audit our financial statements. During the two most recent fiscal years ended June 30, 2005 and the subsequent period to and including September 13, 2005, we had not consulted with Spector regarding any of the following: (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on our respective financial statements, and neither a written report nor oral advice was provided to us that Spector concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (3) any other matter

(c)  Form 8-K and HJ letter.

We filed a Form 8-K and a Form 8-K/A to report on the above described change of accountants. Attached as an exhibit to each of such filings was a letter from HJ stating that it agreed with the statements we made in such filings relating to our change of auditor.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005.

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended June 30, 2007, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report.

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

Name	Age	Position

Mark Scharmann	47	President/Treasurer/Director
Dan Price	51	Director

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

B. Significant Employees. None

C. Family Relationships. There are no family relationships among the Company’s officers and directors.

D. Other Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

E. Compliance With Section 16(a). Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on our review of Forms 4 filed with the Securities and Exchange Commission, it appears that all required Form 4’s have been filed.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position	Year	Salary	Commissions and Bonuses ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Options/ SAR’s (#)
Mark Scharmann President	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Stock Options

The following table sets forth certain information concerning stock options granted during fiscal 2005 to the named executive officers.

Options Grants in the Year Ended June 30, 2005

Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share ($)	Expiration Date
Mark Scharmann	-0-	-0-	N/A	N/A

The following table sets forth information concerning the number and value of options held at June 30, 2005 by each of the named executive officers. No options held by such executive officers were exercised during the year ended June 30, 2005.

Option Values at June 30, 2005
	Number of Unexercised Options at June 30, 2005 (#)		Value of Unexercised In-the-Money Options At June 30, 2005($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark Scharmann	-0-	-0-	N/A	N/A

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of the Company’s common stock beneficially owned as of October 12, 2005: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1) Ownership
Mark Scharmann(1) 1661 Lakeview Circle Ogden, UT 84403	2,781,853	54%
Dan Price(1) 1661 Lakeview Circle Ogden, UT 84403	-0-	0%
David Knudson 1661 Lakeview Circle Ogden, UT 84403	1,243,949	24%
All Officers and Directors as a Group (2 Persons)	2,781,853	54%
Total Shares Issued	5,120,016	100%

(1)These individuals are the officers and directors of the Company.

Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

Security Ownership of Management

See Item 4(a) above.

Changes in Control

From 2003-2005, we were loaned funds by several of our shareholders and others to fund our expenses and to pay for the expenses and fees incurred in connection with our rescission of a proposed merger transaction. In August 2005, approximately $143,113 of the promissory notes representing these loans were assigned, with our consent, by the lenders/note holders to Calico Capital, LLC, Arc Investment Partners, LLC and RP Capital, LLC. (collectively the “New Note Holders”). In connection with such assignment, the original note holders have been repaid in full by the New Note Holders. We have entered into Amended and Restated Convertible Notes with the New Note Holders in place of $80,000 of the previous promissory notes. With accrued interest the principal amount of the Amended and Restated Notes is $89,261.40. The remaining promissory notes, now in the principal amount of $53,852.04, have the same terms and conditions as the original promissory notes. These transactions occurred following end of our 2005 fiscal year. In August and September 2005, the New Note Holders made direct loans of an additional $20,000 to the Company.

The New Note Holders have indicated that they intend to attempt to locate one or more potential Business Combination to be presented to the Company for consideration as an acquisition candidate.

We anticipate that at some time in the future, the New Note Holders will convert their New Notes into shares of our common stock, however, there can be no assurance that such conversion will occur. If such conversion were to occur, it may involve a change of control of the Company. Such note conversion may occur in connection with the completion of a Business Combination, may occur independently of Business Combination or may not occur at all. There is no written agreement between the Company and the New Note Holders regarding a potential Business Combination.

Outstanding Options and Convertible Promissory Notes

Currently we have no outstanding options. Options for 120,000 shares were exercised in June 2005. We do have outstanding Convertible Promissory Notes in the amount of $89,261.40. If all of such notes are converted into common stock, we will issue approximately 7,341,549 shares to the note holder (subject to certain adjustments). The holders of such notes, and the number of shares into which such notes are convertible are as follows:

Note Holder	Conversion Shares

Arc Investment Partners, LLC	2,447,183
RP Capital, LLC	2,447,183
Calico Capital, LLC	2,447,183

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In March, 2005, we effected a 1-for-10 reverse stock split. All share information set forth below gives effect to such reverse stock split, even those transactions occurring prior to the date of such forward split.

Mark A. Scharmann, an officer and director of Immunotechnology advanced money to Immunotechnology during the year ended June 30, 1999. The advances bear interest at a rate of 10% per annum and have no maturity date. At March 31, 1999, Immunotechnology converted its advances from Mr. Scharmann, notes payable to minority shareholders and related accrued interest totaling $116,448 into 1,863,165 shares of common stock or $.0625 per share.

On April 2, 1999, Immunotechnology loaned Mr. Scharmann $10,000. The advance was evidenced by a demand note with interest at the rate of 10% per annum. This advance was paid in full in August 1999.

On June 21, 2000, Immunotechnology’s board of directors approved the issuance of 578,365 shares of Immunotechnology’s common stock to David Knudson, the then secretary and treasurer of Immunotechnology, in exchange for the conversion of $34,864.78 in principal and accrued interest pursuant to the terms of a Promissory Note between Immunotechnology and Mr. Knudson.

David Knudson, a former officer and director of Immunotechnology, is a principal in a consulting firm to which Immunotechnology has paid the following professional fees:

Fiscal Year	Total Fees Paid	Fees Accrued But Not Paid

2002	$13,475	-0-
2003	$17,313	$23,004
2004	$27,456	$ 8,198
2005	$17,649	$38,511

In August 2001, the Company issued 518,394 shares of its common stock to Mark A. Scharmann in consideration of the conversion of a promissory note in the amount of $32,399.67 into equity. In August 2001, the Company issued 506,971 shares of its common stock to David Knudson in consideration of a promissory note in the amount of $31,685.79 into equity.

In June 2002, the Company issued 646,494 shares of its common stock in consideration of the conversion of a promissory note in the amount of $40,405.91 into equity. In December 2002, the Company issued 328,140 shares of its common stock in consideration of the conversion of a promissory note in the amount of $20,508.74 into equity.

During the year ended June 30, 2003, Immunotechnology repaid $20,508 to Mark Scharmann, our president, for funds loaned to us.

During the year ended June 30, 2004, Mark A. Scharmann loaned the Company a total of $80,394 by making advances to the Company from time to time. These loans bear interest at the rate of 10% per annum and are payable on demand.

During the year ended June 30, 2005, Mark A. Scharmann loaned the Company $160,050. The Company repaid Mr. Scharmann $78,450, of which $19,372.24 was interest.

As of June 30, 2005, we owed Mr. Scharmann $199,282. As of September 30, 2005, we owe Mr. Scharmann $205,357.

Parents of Company

The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company’s officers and directors, see Item 11.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
21.1	Subsidiaries of Registrant (None)
31.1	Certification of Chief Executive Officer and Principal Financial Officer in accordance with 18U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously Filed

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

Spector & Wong was appointed to audit the consolidated financial statements of the Company for the year ending June 30, 2005 and to report the results of their audit to the Board of Directors which served as our audit committee.

Fees billed to the Company by Spector & Wong

		2005	2004
(1)	Audit Fees	$7,500	$0
(2)	Tax Fees	$0	$0
(3)	All Other Fees	$0	$0

(1)
Audit fees billed to the Company by Spector & Wong were for all professional services performed in connection with the audit of the Company’s annual financial statements. Audit fees during the year ended June 30, 2005 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	Spector & Wong did not bill the Company for other services during 2005 and 2004.

Fees billed to the Company by HJ &Associates, LLC (“HJ”)

		2005	2004
(1)	Audit Fees	$8,609	$5,750
(2)	Tax Fees	$0	$0
(3)	All Other Fees	$0	$0

(1)
Audit fees billed to the Company by HJ were for all professional services performed in connection with the audit of the Company’s annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during the year ended June 30, 2004 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	HJ did not bill the Company for other services during 2005 and 2004.

We have no separate audit committee and our entire Board of Directors acts as our audit committee. All audit and non-audit services and fees are pre-approved by our Board of Directors.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Spector & Wong is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•  approved by our Audit Committee (Board of Directors); or

•
entered into pursuant to pre-approval policies and procedures established by the Board of Directors Committee, provided the policies and procedures are detailed as to the particular service, the Board of Directors is informed of each service, and such policies and procedures do not include delegation of the Board of Directors’ responsibilities to management.

Under the direction of Board of Director Chairman, Mark A. Scharmann, our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Spector & Wong and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Spector & Wong independence

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immunotechnology Corporation

Date: October 13, 2005	By: /s/ Mark A. Scharmann
President/Principal Executive Officer
Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark A. Scharmann	President/Treasurer/Director	October 13, 2005

/s/ Dan Price	Director	October 13, 2005