Form 10QSB
period 2005-09-30
IMMUNOTECHNOLOGY CORP
filed 2005-11-14
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005

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

Registrant’s telephone no., including area code: (801) 399-3632

N/A
Former name, former address, and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: $.00001 par value common stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Common Stock outstanding at November 11, 2005 - 5,120,016 shares of $.00001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
IMMUNOTECHNOLOGY CORPORATION

For the Quarter ended September 30, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION
Page

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2005	2005
	(Unaudited)
Current Assets
Cash	$387	$11,775
TOTAL ASSETS	$387	$11,775

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$101,942	$106,538
Short-term notes payable	158,197	131,602
Loans from officers	205,357	199,282
Total current liabilities	465,496	437,422

Stockholders' Deficit
Preferred Stock, par value $0.00001, authorized 10,000,000 shares;
issued and outstanding - none	-	-
Common Stock, par value $0.00001, authorized 100,000,000 shares;
5,120,016 shares issued and outstanding	51	51
Paid-in Capital	525,627	517,877
Accumulated deficit prior to the developmental stage	(151,332)	(151,332)
Accumulated deficit during the developmental stage	(839,455)	(792,243)
Total Stockholders Deficit	(465,109)	(425,647)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$387	$11,775

See notes to interim unaudited financial statements

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the Three Months Ended		July 1, 1992
	September 30,		through
	2005	2004	September 30, 2005
Operating Expenses:
Professional fees	$34,490	$21,734	$454,792
Transfer agent	500	-	8,411
Taxes and licenses	-	75	2,725
Bank fees and service charges	80	85	5,294
Travel	3,231	19,569	133,794
Office expense	87	-	12,304
Rescind USSC merger	-	125,000	125,000
Miscellaneous expense	-	134	-
Interest Expense	8,824	5,856	96,735

Total operating expenses	47,212	172,453	839,055

Net Loss	$(47,212)	$(172,453)	$(839,055)

Net Loss per share, Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number of Common Shares	5,120,016	5,000,016

See notes to interim unaudited financial statements

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Paid-in	Accumulated
Shares		Amount	Capital	Deficit	Total
Balance at July 1, 1992	579,014	$6	$134,644	$(151,332)	$(16,682)

Issuance of common stock upon conversion
of debt on:
March 31, 1999	1,863,166	19	116,429		116,448
June 21, 2000	557,836	5	34,859		34,864
August 22, 2001	1,025,366	10	64,158		64,168

Activity from July 1, 1992 through June 30, 2002				(287,773)	(287,773)
Balance at June 30, 2002	4,025,382	40	350,090	(439,105)	(88,975)

Issuance of common stock upon conversion
of debt	974,634	10	60,904		60,914

Stock split in the form of a dividend				(400)	(400)

Net lsoss for the year ended June 30, 2003				(72,367)	(72,367)
Balance at June 30, 2003	5,000,016	50	410,994	(511,872)	(100,828)

Contributed Services			31,000		31,000

Net loss for the year ended June 30, 2004				(107,912)	(107,912)
Balance at June 30, 2004	5,000,016	50	441,994	(619,784)	(177,740)

Stock options exercised	120,000	1	11,999		12,000

Issuance of stock options in lieu of notes
payable			32,884		32,884

Contributed Services			31,000		31,000

Net loss for the year ended June 30, 2005				(323,791)	(323,791)
Balance at June 30, 2005	5,120,016	51	517,877	(943,575)	(425,647)

Contributed Services (unaudited)			7,750		7,750

Net loss for the three months ended
September 30, 2005 (unaudited)				(47,212)	(47,212)
Balance at September 30, 2005 (unaudited)	5,120,016	$51	$525,627	$(990,787)	$(465,109)

See notes to interim unaudited financial statements

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception of
			the Developmental
			Stage,
	For the Three Months ended		July 1, 1992
	September 30,		through
	2005	2004	September 30, 2005
Cash Flow from Operating Activities:
Net Loss	$(47,212)	$(172,453)	$(839,055)
Adjustments to reconcile net loss to net cash used in operations:
Contributed services	7,750	7,750	69,750
Stock option expenses	-	636	32,884
Increase (decrease) in accrued expenses	(4,596)	14,701	95,458
Net Cash Used in Operating Activities	(44,058)	(149,366)	(640,963)

Cash Flow from Investing Activities
Advance to an officer	-	-	(10,000)
Repayment of advance to an officer	-	-	10,000
Net Cash Provided by Investing Activities	-	-	-

Cash Flow from Financing Activities:
Bank overdraft	-	(122)	-
Exercise of options	-	-	12,000
Advances from officer	25,575	42,720	580,304
Repayments to advances from officer	(19,500)	(3,105)	(118,458)
Proceeds from notes payable	163,114	110,000	354,023
Repayments on notes payable	(136,519)	-	(186,519)
Net Cash Provided by Financing Activities	32,670	149,493	641,350

Net (Decrease) Increase in Cash	(11,388)	127	387

Cash Balance at Beginning of Period	11,775	-	-

Cash Balance at End of Period	$387	$127	$387

Supplemental Disclosures of Cash Flow Information
Interest Paid	$16,671	$-	$39,652

See notes to interim unaudited financial statements

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

Net Loss Per Share

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Until that time, the stockholders have committed to covering the operating costs of the Company.

The Company is not operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	June 30,
	2005	2005
Legal and Professional fees payable	$96,053	$93,003
Accrued Interest-others	5,889	13,535
Total	$101,942	$106,538

NOTE 4 - SHORT-TERM NOTES PAYABLE

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

Short-term notes payable consists of the following:

	September 30,	June 30,
	2005	2005
Due on demand notes	$68,936	$131,602
Convertible debt	89,261	0
Total	$158,197	$131,602

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 30:

	2005	2004
Numerator:
Net Loss	$(47,212)	$(172,453)
Denominator:
Weighted Average Number of Shares	5,120,016	5,000,016

Net loss per share-Basic and Diluted	$(0.01)	$(0.03)

As the Company incurred a loss in both quarter ended September 30, 2005 and 2004, the effect of dilutive securities totaling 4,894,398 and 40,900 equivalent shares, respectively, have been excluded from the computation as they are antidilutive.

NOTE 6 -  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2005, an officer advanced the Company a total of $20,700, net of accrued interest of $4,875. The outstanding balance including accrued interest as of that date was $205,357.

A former officer and director of the Company (who resigned in November 2004) is a principal of a consulting firm to which the Company paid professional fees totaling $11,331 during the three months ended September 30, 2005. Additional fees in the amount of $48,543 had not yet paid as of that date and were included in accrued expenses.

NOTE 7 -  CONTRIBUTED SERVICES

During the three months ended September 30, 2005 and 2004, an officer of the Company contributed services to the Company valued at $7,750 each period. This contribution has been accounted for as an increase in paid-in-capital.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS
During the quarter ended September 30, 2004, the Company issued options to non-employees as an incentive to loan money to the Company. The options allow the holder to purchase 110,000 shares of common stock at an exercise price of $0.10 per share, and will expire two years from the date of issuance. The options were all exercised at June 30, 2005. There were no options activities during the current quarter. A summary of the status of stock options issued by the Company as of September 30, 2004 is presented below:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at beginning of year	-	$-
Granted	110,000	0.10
Exercised	-	-
Outstanding at end of year	110,000	$0.10

The Company applies SFAS No. 123 for options issued, which requires the Company to estimate the fair value of each options issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	2.375%
Expected life	2 Years
Expected volatility	0.86
Dividend yield	0.00

As a result of applying SFAS No. 123, the Company recorded the fair value of $9,857 against the notes payable during the quarter ended September 30, 2004. The fair value of $9,857 is being amortized over the life of the options to interest expense. As of September 30, 2004, the Company did not have any available authorized shares to issue if the above noted options were exercised. Therefore, the fair value of the options was shown as a liability to the Company.

NOTE 9 -  RECISSION OF MERGER

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

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company is not operating; it has no reportable segment.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements

This report may contain “forward-looking” statements. Examples of forward- looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words “anticipate,” “expect,” “may,” “project,” “intend” or similar expressions.

General
    Immunotechnology Corporation is an inactive company with limited assets and no operations. We have been inactive for several years. In 2003 we entered into a merger agreement to acquire an operating company. We filed a registration statement on Form S-4 to register securities which we intended to issue in connection with such merger. In August 2004, we terminated the merger agreement we had previously entered into and we withdrew the Form S-4 before it was declared effective. We are now looking for alternative acquisition targets. Because we have no cash assets, we will be required to issue shares of our common stock in connection with any merger or other acquisition transaction into which we enter.

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

Financial Condition

Total assets at September 30, 2005 were $387. As of June 30, 2005, the Company had cash of $11,775 and liabilities of $ 437,422.

The Company’s total liabilities as of September 30, 2005 were $465,496. The Company’s liabilities include, but are not limited to; $205,357 loans from officers, $158,197 in other loans and $101,942 accrued expenses.

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

In order to fund our professional fees and the costs related to locating, analyzing and negotiating potential acquisitions, we must raise additional capital. We may attempt to borrow funds from our officers, shareholders or others and we may attempt to raise additional capital from the sale of our securities in a private offering. Since 1997, our president Mark Scharmann has made numerous advances to the Company as funds were needed for the Company’s expenses. As of September 30, 2005, we owed Mr. Scharmann $205,357. There can be no assurance that we will be able to raise additional capital from either loan or equity transactions. If we are not able to raise additional capital to fund the professional fees related to our annual and quarterly filings with the Securities and Exchange Commission, we may be unable to file the required reports on a timely basis. In such event we would not be able to maintain a quotation on the OTCBB. This could reduce our attractiveness as a merger vehicle

It is likely that the Company will be required to raise additional capital in order to attract and potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company’s common stock which will result in the dilution of the percentage ownership of the current shareholders.

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

The Company had a net loss of $47,212 for the three months ended September 30, 2005. This compares to a net loss of $172,453 for the three months ended September 30, 2004. The Company’s expenses for the three months ended September 30, 2004 included $125,000 associated with the rescission of the USSC merger transaction and other expenses consisting of travel, professional fees, interest and other expenses.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of September 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults by the Company on its Senior Securities. None.

Item 4.	Submission of Matters to Vote of Security Holders. None

Item 5.	Other Information.

Item 6.	Exhibits. 31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOTECHNOLOGY CORPORATION

Date: November 11, 2005	By: /s/ Mark A. Scharmann
Chief Executive Officer
Chief Financial Officer