Form 10QSB
period 2005-12-31
IMMUNOTECHNOLOGY CORP
filed 2006-02-09
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2005

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

Common Stock outstanding at February 7, 2006 - 5,120,016 shares of $.00001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
IMMUNOTECHNOLOGY CORPORATION

For the Quarter ended December 31, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2005	2005
	(Unaudited)
Current Assets
Cash	$57	$11,775
TOTAL ASSETS	$57	$11,775

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$88,778	$106,538
Short-term notes payable	173,197	131,602
Loans from officers	221,112	199,282
Total current liabilities	483,087	437,422

Stockholders' Deficit
Preferred Stock, par value $0.00001, authorized 10,000,000 shares;
issued and outstanding - none	-	-
Common Stock, par value $0.00001, authorized 100,000,000 shares;
5,120,016 shares issued and outstanding	51	51
Paid-in Capital	533,377	517,877
Accumulated deficit prior to the developmental stage	(151,332)	(151,332)
Accumulated deficit during the developmental stage	(865,126)	(792,243)
Total Stockholders Deficit	(483,030)	(425,647)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57	$11,775

See notes to interim unaudited financial statements

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception of
					the Developmental
					Stage,
	For the Six Months Ended		For the Three Months Ended		July 1, 1992
	December 31,		December 31,		through
	2005	2004	2005	2004	December 31, 2005
Operating Expenses:
Professional fees	$66,574	$34,975	$32,084	$13,241	$486,876
Transfer agent	1,233	385	733	310	9,144
Taxes and licenses	-	-	-	-	2,725
Bank fees and service
charges	188	240	108	156	5,402
Travel	7,042	24,847	3,811	5,278	137,605
Office expense	87	-	-	-	12,304
Rescind USSC merger	-	125,000	-	-	125,000
Miscellaneous expense	190	134	190	-	190
Interest Expense	18,819	14,683	9,995	8,827	106,730

Total operating expenses	94,133	200,264	46,921	27,812	885,976

Gain on Extinguishment of debt	21,250	-	21,250	-	21,250

Net Loss	$(72,883)	$(200,264)	$(25,671)	$(27,812)	$(864,726)

Net Loss per share, Basic and Diluted	$(0.01)	$(0.04)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares	5,120,016	5,000,016	5,120,016	5,000,016

See notes to interim unaudited financial statements

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the Six Months ended		July 1, 1992
	December 31,		through
	2005	2004	December 31, 2005
Cash Flow from Operating Activities:
Net Loss	$(72,883)	$(200,264)	$(864,726)
Adjustments to reconcile net loss to net cash used in operations:
Contributed services	15,500	15,500	77,500
Stock option expenses	-	2,153	32,884
Gain on extinguishment of debt	(21,250)	-	(21,250)
Increase (decrease) in accrued expenses	3,490	8,522	103,544
Net Cash Used in Operating Activities	(75,143)	(174,089)	(672,048)

Cash Flow from Investing Activities
Advance to an officer	-	-	(10,000)
Repayment of advance to an officer	-	-	10,000
Net Cash Provided by Investing Activities	-	-	-

Cash Flow from Financing Activities:
Bank overdraft	-	(122)	-
Exercise of options	-	-	12,000
Advances from officer	52,330	111,704	607,059
Repayments to advances from officer	(30,500)	(10,684)	(129,458)
Proceeds from notes payable	178,114	73,212	369,023
Repayments on notes payable	(136,519)	-	(186,519)
Net Cash Provided by Financing Activities	63,425	174,110	672,105

Net (Decrease) Increase in Cash	(11,718)	21	57

Cash Balance at Beginning of Period	11,775	-	-

Cash Balance at End of Period	$57	$21	$57

Supplemental Disclosures of Cash Flow Information
Interest Paid	$22,786	$-	$45,767

See notes to interim unaudited financial statements

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization

ImmunoTechnology Corporation (the “Company” or “IMUO”) was incorporated on November 30, 1989 under the laws of the State of Delaware. ImmunoTechnology Corporation historically operated a medical test laboratory until 1992. Presently, the Company has no operations and is considered as a development stage company.

Presentation of Interim Information

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for period ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

Use of estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Until that time, the stockholders have committed to covering the operating costs of the Company.

The Company is not operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2005	2005
	(Unaudited)
Legal and professional fees payable	$ 81,576	$ 93,003
Accrued interest-others	6,279	13,535
Other accrued expenses	923	0
Total	$ 88,778	$ 106,538

NOTE 4 - SHORT-TERM NOTES PAYABLE

The Company has borrowed funds under promissory notes with non-related parties. The notes bear interest from 7% to 10% per annum, and are due either within one year or on demand. On August 9, 2005, all short-term notes payable and related accrued interest amounting to $143,113, were assigned to three non-affiliated parties. The Company issued amended and restated convertible promissory notes on three of the assigned amounts, aggregate of $89,261, providing that they are convertible into the Company’s common stocks at $0.01215839 per share. The amended and restated notes bear interest at 10% per annum and are due on July 27, 2006. Interest is payable ninety (90) days after the date of the note agreements.

During the six months ended December 31, 2005, the Company borrowed an additional $35,000 from these and other non-affiliated parties. The notes bear interest at 10% per annum and are due on demand.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - SHORT-TERM NOTES PAYABLE (Continued)

Short-term notes payable consists of the following:

	December 31,	June 30,
	2005	2005
	(Unaudited)
Due on demand notes	$ 83,936	$ 131,602
Convertible debt	89,261	0
Total	$ 173,197	$ 131,602

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For Six Months ended		For Three Months ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator:
Net Loss	$ (72,883)	$ (200,264)	$ (25,671)	$ (27,812)
Denominator:
Weighted Average Number of Shares	5,120,016	5,000,016	5,120,016	5,000,016

Net loss per share- Basic and Diluted	$ (0.01)	$ (0.04)	$ (0.01)	$ (0.01)

As the Company incurred net losses for the three and six months ended December 31, 2005, it excluded from the calculation of diluted net loss per share approximately 7,341,597 and 6,117,998 shares, respectively, related to the convertible debt as they were anti-dilutive. For additional information see Note 4.

As the Company incurred net losses for the three and six months ended December 31, 2004, the effect of dilutive securities (in-the-money stock options) totaling 84,322 equivalent shares and 62,611 equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - EXTINGUISHMENT OF DEBT

At December 31, 2005, the Company extinguished an account payable and related accrued interest of $21,250 which was included in other income.

NOTE 7 -  RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2005, an officer advanced the Company a total of $52,330, including accrued interest of $10,230. The outstanding balance including accrued interest as of that date was $221,122.

A former officer and director of the Company (who resigned in November 2004) is a principal of a consulting firm to which the Company paid professional fees totaling $21,392 during the six months ended December 31, 2005. Additional fees in the amount of $50,566 had not yet paid as of that date and were included in accrued expenses.

NOTE 8 -  CONTRIBUTED SERVICES

During the six months ended December 31, 2005 and 2004, an officer of the Company contributed services to the Company valued at $15,500 each period. This contribution has been accounted for as an increase in paid-in-capital.

NOTE 9 - STOCK OPTIONS

During the six months ended December 31, 2004, the Company issued options to non-employees as an incentive to loan money to the Company. The options allow the holder to purchase 120,000 shares of common stock at an exercise price of $0.10 per share, and will expire two years from the date of issuance. The options were all exercised at June 30, 2005. There were no option activities during the current year. A summary of the status of stock options issued by the Company as of December 31, 2004 is presented below:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at beginning of year	-	$ -
Granted	120,000	0.10
Exercised	-	-
Outstanding at end of period	120,000	$ 0.10

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS (Continued)

The Company applies SFAS No. 123 for options issued, which requires the Company to estimate the fair value of each options issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	3.39%
Expected life	2 Years
Expected volatility	2.39
Dividend yield	0.00

As a result of applying SFAS No. 123, the Company recorded the fair value of $12,168 against the notes payable during the six months ended December 31, 2004. The fair value of $12,168 is being amortized over the life of the options to interest expense. As of December 31, 2004, the Company did not have any available authorized shares to issue if the above noted options were exercised. Therefore, the fair value of the options was shown as a liability to the Company.

NOTE 10 - REVERSE STOCK SPLIT

On December 16, 2004, the majority of the Company’s stockholders approved a 1 for 10 reverse stock split of its common stock, which was effective in March 2005. All references to common shares have been retroactively restated to reflect the reverse stock split.

NOTE 11 - RECISSION OF MERGER

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

NOTE 12 - SEGMENT INFORMATION

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

General
Immunotechnology Corporation is an inactive company with limited assets and no operations. We have been inactive for several years. In 2003 we entered into a merger agreement to acquire an operating company. We filed a registration statement on Form S-4 to register securities which we intended to issue in connection with such merger. In August 2004, we terminated the merger agreement we had previously entered into and we withdrew the Form S-4 before it was declared effective. We are now looking for alternative acquisition targets. Because we have no cash assets, we will be required to issue shares of our common stock in connection with any merger or other acquisition transaction into which we enter. We have identified a Target Business (defined below) as a potential acquisition candidate, but as of the date of this Form 10-QSB, we have not entered into any definitive agreement with such Target Business and there can be no assurance we will do so.

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

We may affect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we affect a Business Combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that we will properly ascertain or assess all risks.

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

We have had numerous discussions with a particular Target Business concerning an acquisition transaction, however, as of the date of this Form 10-QSB, we have not entered into a letter of intent nor a definitive acquisition agreement with such Target Business. The terms being discussed would result in a change of control of the Company both in terms of stock holder votes and management.

At such time, if ever, as we have entered into a definitive agreement with the Target Business, additional disclosure will be provided to our shareholders about the terms of such transaction.

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

Financial Condition

Total assets at December 31, 2005 were $57, all of which was cash. As of June 30, 2005, the Company had cash of $11,775 and liabilities of $ 437,422.

The Company’s total liabilities as of December 31, 2005 were $483,087. The Company’s liabilities include, but are not limited to; $221,112 loans from officers, $173,197 in other loans and $88,778 accrued expenses.

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

If all of the Amended and Restated Convertible Notes are converted into shares of the Company’s common stock, of which there can be no assurance, we would issue approximately 15,800,000 shares of our common stock in exchange for such converted debt.

In order to fund our professional fees and the costs related to locating, analyzing and negotiating potential acquisitions, we must raise additional capital. We may attempt to borrow funds from our officers, shareholders or others and we may attempt to raise additional capital from the sale of our securities in a private offering. Since 1997, our president Mark Scharmann has made numerous advances to the Company as funds were needed for the Company’s expenses. As of December 31, 2005, we owed Mr. Scharmann $221,112. There can be no assurance that we will be able to raise additional capital from either loan or equity transactions. If we are not able to raise additional capital to fund the professional fees related to our annual and quarterly filings with the Securities and Exchange Commission, we may be unable to file the required reports on a timely basis. In such event we would not be able to maintain a quotation on the OTCBB. This could reduce our attractiveness as a merger vehicle.

If we acquire the Target Business we have identified as a potential acquisition target, of which there can be no assurance, we anticipate that our financial condition would significantly change. If such acquisition were to occur, we anticipate that certain current debt would be extinguished and additional capital would be raised from the sale of our common stock for cash. Additionally, the number of shares of our common stock issued and outstanding would be increased significantly.

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

Results of Operations

The Company generated no revenues in 2004 or 2005. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

The Company had a net loss of $25,671 for the three months ended December 31, 2005 compared to a net loss of $27,812 for the three months ended December 31, 2004. This includes a one-time gain of $21,250 attributed to the extinguishment of $21,250 in debt. Without the extinguishment of this debt, our total loss would have been $46,921. The Company had a net loss of $72,883 for the six months ended December 31, 2005. This compares to a net loss of $200,264 for the six months ended December 31, 2004. The Company’s expenses for the six months ended December 31, 2004 included $125,000 associated with the rescission of the USSC merger transaction and other expenses consisting of travel, professional fees, interest and other expenses. Without the extinguishment of the $21,250 debt referred to above, our total loss for the six month period would have been $94,133.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults by the Company on its Senior Securities. None.

Item 4.	Submission of Matters to Vote of Security Holders. None

Item 5.	Other Information.

Item 6.	Exhibit	31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOTECHNOLOGY CORPORATION

Date: February 9, 2006	By: /s/ Mark A. Scharmann
Chief Executive Officer
Chief Financial Officer