Form 10QSB
period 2006-03-31
IMMUNOTECHNOLOGY CORP
filed 2006-05-22
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

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

Common Stock outstanding at May 16, 2006 - 5,120,016 shares of $.00001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
IMMUNOTECHNOLOGY CORPORATION

For the Quarter ended March 31, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2006	2005
	(Unaudited)
Current Assets
Cash	$61	$11,775
TOTAL ASSETS	$61	$11,775

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$107,489	$106,538
Short-term notes payable	173,197	131,602
Loans from officers	231,447	199,282
Total current liabilities	512,133	437,422

Stockholders' Deficit
Preferred Stock, par value $0.00001, authorized 10,000,000 shares; issued and outstanding - none	-	-
Common Stock, par value $0.00001, authorized 100,000,000 shares; 5,120,016 shares issued and outstanding	51	51
Paid-in Capital	541,127	517,877
Accumulated deficit prior to the developmental stage	(151,332)	(151,332)
Accumulated deficit during the developmental stage	(901,918)	(792,243)
Total Stockholders Deficit	(512,072)	(425,647)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61	$11,775

See notes to interim unaudited financial statements

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception of
					the Developmental
					Stage,
	For the Nine Months Ended		For the Three Months Ended		July 1, 1992
	March 31,		March 31,		through
	2006	2005	2006	2005	March 31, 2006
Operating Expenses:
Professional fees	$93,210	$59,769	$26,636	$24,793	$513,512
Transfer agent	1,537	1,935	304	1,550	9,448
Taxes and licenses	75	-	75	-	2,800
Bank fees and service charges	210	419	22	179	5,424
Travel	7,042	31,648	-	6,802	137,605
Office expense	87	-	-	-	12,304
Rescind USSC merger	-	125,000	-	-	125,000
Miscellaneous expense	190	638	-	504	190
Interest Expense	28,574	46,694	9,755	32,011	116,485

Total operating expenses	130,925	266,103	36,792	65,839	922,768

Gain on Extinguishment of debt	21,250	-	-	-	21,250

Net Loss	$(109,675)	$(266,103)	$(36,792)	$(65,839)	$(901,518)

Net Loss per share, Basic and Diluted	$(0.02)	$(0.05)	$(0.01)	$(0.01)

See notes to interim unaudited financial statements

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the Nine Months ended		July 1, 1992
	March 31,		through
	2006	2005	March 31, 2006
Cash Flow from Operating Activities:
Net Loss	$(109,675)	$(266,103)	$(901,518)
Adjustments to reconcile net loss to net cash used in operations:
Contributed services	23,250	23,250	85,250
Stock option expenses	-	26,924	32,884
Gain on extinguishment of debt	(21,250)	-	(21,250)
Increase (decrease) in accrued expenses	22,201	18,525	122,255
Net Cash Used in Operating Activities	(85,474)	(197,404)	(682,379)

Cash Flow from Investing Activities
Advance to an officer	-	-	(10,000)
Repayment of advance to an officer	-	-	10,000
Net Cash Provided by Investing Activities	-	-	-

Cash Flow from Financing Activities:
Bank overdraft	-	(122)	-
Exercise of options	-	-	12,000
Advances from officer	72,665	139,521	627,394
Repayments to advances from officer	(40,500)	(23,101)	(139,458)
Proceeds from notes payable	178,114	132,249	369,023
Repayments on notes payable	(136,519)	(50,000)	(186,519)
Net Cash Provided by Financing Activities	73,760	198,547	682,440

Net (Decrease) Increase in Cash	(11,714)	1,143	61

Cash Balance at Beginning of Period	11,775	-	-

Cash Balance at End of Period	$61	$1,143	$61

Supplemental Disclosures of Cash Flow Information
Interest Paid	$28,985	$16,867	$51,966

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

Presentation of Interim Information

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2006	2005
	(Unaudited)
Legal and professional fees payable	$ 96,463	$ 93,003
Accrued interest-others	10,549	13,535
Other accrued expenses	477	0
Total	$ 107,489	106,538

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

During the nine months ended March 31, 2006, the Company borrowed an additional $35,000 from these and other non-affiliated parties. The notes bear interest at 10% per annum and are due on demand.

Short-term notes payable consists of the following:

	March 31,	June 30,
	2006	2005
	(Unaudited)
Due on demand notes	$ 83,936	$ 131,602
Convertible debt	89,261	0
Total	$ 173,197	$ 131,602

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For Nine Months ended		For Three Months ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator:
Net Loss	$ (109,675)	$ (266,103)	$ (36,792)	$ (65,839)
Denominator:
Weighted Average Number of Shares	5,120,016	5,000,016	5,120,016	5,000,016

Net loss per share-Basic and Diluted	$ (0.02)	$ (0.05)	$ (0.01)	$ (0.01)

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - NET LOSS PER SHARE (Continued)

As the Company incurred net losses for the three and nine months ended March 31, 2006, it excluded from the calculation of diluted net loss per share approximately 7,341,597 and 6,525,864 shares, respectively, related to the convertible debt as they were anti-dilutive. For additional information see Note 4.

As the Company incurred net losses for the three and nine months ended March 31, 2005, the effect of dilutive securities (in-the-money stock options) totaling 86,667 equivalent shares and 70,630 equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive.

NOTE 6 - EXTINGUISHMENT OF DEBT

On December 31, 2005, the Company extinguished an account payable and related accrued interest of $21,250 which was included in other income.

NOTE 7 -  RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2006, an officer advanced the Company a total of $72,665, including accrued interest of $15,715. The outstanding balance including accrued interest as of that date was $231,447.

A former officer and director of the Company (who resigned in November 2004) is a principal of a consulting firm to which the Company paid professional fees totaling $21,392 during the nine months ended March 31, 2006. Additional fees in the amount of $56,832 had not yet paid as of that date and were included in accrued expenses.

NOTE 8 -  CONTRIBUTED SERVICES

During the nine months ended March 31, 2006 and 2005, an officer of the Company contributed services to the Company valued at $23,250 each period. This contribution has been accounted for as an increase in paid-in-capital.

IMMUNOTECHNOLOGY CORPORATION
(A Development Stage Company)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS

During the nine months ended March 31, 2005, the Company issued options to non-employees as an incentive to loan money to the Company. The options allow the holder to purchase 120,000 shares of common stock at an exercise price of $0.10 per share, and will expire two years from the date of issuance. The options were all exercised at June 30, 2005. There were no option activities during the current year. A summary of the status of stock options issued by the Company as of March 31, 2005 is presented below:

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

As a result of applying SFAS No. 123, the Company recorded the fair value of $32,884 against the notes payable. The fair value is being amortized over the life of the options to interest expense. At March 31, 2005, $26,924 was charged to interest expense, and the remaining balance of $5,960 was recorded against notes payable.

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

General

Immunotechnology Corporation is an inactive company with limited assets and no operations. We have been inactive for several years. In 2003 we entered into a merger agreement to acquire an operating company. We filed a registration statement on Form S-4 to register securities which we intended to issue in connection with such merger. In August 2004, we terminated the merger agreement we had previously entered into and we withdrew the Form S-4 before it was declared effective. We are now looking for alternative acquisition targets. Because we have no cash assets, we will be required to issue shares of our common stock in connection with any merger or other acquisition transaction into which we enter. In 2005, we identified a Target Business (defined below) as a potential acquisition candidate, but as of the date of this Form 10-QSB, we have not entered into any definitive agreement with such Target Business and there can be no assurance we will do so. We currently anticipate that we will not be able to complete a transaction with such identified Target Business.

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

Assignment of Notes and Potential Transactions

From 2003-2005, we were loaned funds by several of our shareholders and others to fund our expenses and to pay for the expenses and fees incurred in connection with our rescission of a proposed merger transaction. In August 2005, approximately $143,113 of the promissory notes representing these loans were assigned, with our consent, by the lenders/note holders to Calico Capital, LLC, Arc Investment Partners, LLC and RP Capital, LLC. (collectively the “New Note Holders”). In connection with such assignment, the original note holders have been repaid in full by the New Note Holders. We have entered into Amended and Restated Convertible Notes with the New Note Holders in place of $80,000 of the previous promissory notes. With accrued interest the principal amount of the Amended and Restated Notes is $89,261.40. The remaining promissory notes, now in the principal amount of $53,852.04, have the same terms and conditions as the original promissory notes. These transactions occurred following the end of our 2005 fiscal year. In the nine months ended March 31, 2006, the New Note Holders made direct loans of an additional $35,000 to the Company.

The New Note Holders had previously indicated that they intend to attempt to locate one or more potential Business Combination to be presented to the Company for consideration as an acquisition candidate. We are not currently aware of their plans to participate in the Company.

During the last two quarters we have had numerous discussions with a particular Target Business concerning an acquisition transaction. We have also incurred legal and other expenses in connection with the preparation and review of transaction documents for use in the anticipated transaction. However, we have not entered into any definitive agreement relating to such proposed transaction and we do not currently anticipate such transaction will be effected. Our Management is currently looking for other acquisition possibilities.

We previously anticipate that at some time in the future, the New Note Holders would convert their New Notes into shares of our common stock. However, if the transaction with the potential Target Business is not effected, it may be that no conversion of such notes will occur. In such event, we do not currently have funds to repay such notes and there can be no assurance that we will be able to repay such notes. This would likely have an adverse affect on our ability to complete an acquisition transaction with another Target Business. There can be no assurance that such conversion will occur. If such conversion were to occur, it may involve a change of control of the Company. Such note conversion may occur in connection with the completion of a Business Combination, may occur independently of Business Combination or may not occur at all. There is no written agreement between the Company and the New Note Holders regarding a potential Business Combination.

There can be no assurance that the New Note Holders will refer a potential Business Combination to the Company, or that their New Notes will be converted into shares of the Company’s common stock.

Financial Condition

Total assets at March 31, 2006 were $61. As of June 30, 2005, the Company had cash of $11,775 and liabilities of $ 437,422.

The Company’s total liabilities as of March 31, 2006 were $512,133. The Company’s liabilities include, but are not limited to; $231,447 loans from officers, $173,197 in other loans and $107,489 accrued expenses.

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

During the nine months ended March 31, 2006, the New Note Holders made direct loans of an additional $35,000 to the Company.

We are currently uncertain of the New Note Holders will convert their New Notes into shares of our common stock. There can be no assurance that such conversion will occur. If such conversion were to occur, it may involve a change of control of the Company. Such note conversion may occur in connection with the completion of a Business Combination, may occur independently of Business Combination or may not occur at all. There is no written agreement between the Company and the New Note Holders regarding a potential Business Combination.

If all of the Amended and Restated Convertible Notes are converted into shares of the Company’s common stock, of which there can be no assurance, we would issue approximately 15,800,000 shares of our common stock in exchange for such converted debt.

In order to fund our professional fees and the costs related to locating, analyzing and negotiating potential acquisitions, we must raise additional capital. We may attempt to borrow funds from our officers, shareholders or others and we may attempt to raise additional capital from the sale of our securities in a private offering. Since 1997, our president Mark Scharmann has made numerous advances to the Company as funds were needed for the Company’s expenses. As of March 31, 2006, we owed Mr. Scharmann $231,447. There can be no assurance that we will be able to raise additional capital from either loan or equity transactions. If we are not able to raise additional capital to fund the professional fees related to our annual and quarterly filings with the Securities and Exchange Commission, we may be unable to file the required reports on a timely basis. In such event we would not be able to maintain a quotation on the OTCBB. This could reduce our attractiveness as a merger vehicle

It is likely that the Company will be required to raise additional capital in order to attract and potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company’s common stock which will result in the dilution of the percentage ownership of the current shareholders.

If we acquire a Target Business, of which there can be no assurance, we anticipate that our financial condition would significantly change. If an acquisition were to occur, we anticipate that certain current debt would be extinguished and additional capital would be raised from the sale of our common stock for cash. Additionally, the number of shares of our common stock issued and outstanding would be increased significantly.

It is likely that the Company will be required to raise additional capital in order to attract a potential acquisition partner, but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company’s common stock which will result in the dilution of the percentage ownership of the current shareholders.

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

The Company had a net loss of $36,792 for the three months ended March 31, 2006 compared to a net loss of $65,839 for the three months ended March 31, 2005. The Company had a net loss of $109,675 for the nine months ended March 31, 2006. This compares to a net loss of $266,103 for the nine months ended March 31, 2005. This included a one-time gain of $21,250 attributed to the extinguishment of $21,250 in debt. Without this one-time gain, our loss for the nine months ended March 31, 2006 would have been $130,925. The Company’s expenses for the nine months ended March 31, 2005 included $125,000 associated with the rescission of the USSC merger transaction and other expenses consisting of travel, professional fees, interest and other expenses.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of March 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

IMMUNOTECHNOLOGY CORPORATION

Date: May 22, 2006	By: /s/ Mark A. Scharmann
Chief Executive Officer
Chief Financial Officer