Form 10KSB
period 2006-06-30
Petals Decorative Accents, Inc.
filed 2006-10-04
CIK 789097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 5, 2005 to June 30, 2006

Commission file number: 0-24641

PETALS DECORATIVE ACCENTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1016435
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Executive Pavilion
90 Grove Street,	06877
Ridgefield, Connecticut	(Zip Code)
(Address of principal executive offices)

203.431.3300
(Registrant’s telephone number, including area code)

ImmunoTechnology Corporation, 1661 Lakeview Circle, Ogden, Utah 84403
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of September 25, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,007,913.60 based on the closing sale price of $0.90 per share as quoted on the OTC Bulletin Board.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 25, 2006
Common Stock, $0.00001 par value per share	32,049,842 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be held in the second quarter of fiscal 2007 (Proxy Statement).	Part III

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

TRANSITION REPORT ON FORM 10-KSB

TRANSITION PERIOD FROM SEPTEMBER 5, 2005 TO JUNE 30, 2006

PART I

Except for the historical information contained herein, the matters discussed in this Report on Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties. Petals Decorative Accents, Inc. makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in the Section titled “Risk Factors” beginning at page 7. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Report on Form 10-KSB, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Unless the context otherwise requires, all references to “Petals,” “we,” “our,” “us” or “our company” in this Report on Form 10-KSB refer to Petals Decorative Accents, Inc., a Delaware corporation.

Item 1. Description of Business.

Overview

Petals Decorative Accents, Inc. sells decorative silk flowers, plants and trees, along with complimentary decorative accents, which include mirrors, small furniture pieces, figurines, lamps and rugs. We sell our products through our mail order catalog and website. We import most of the floral stems and other materials used in our products, primarily from China, and assemble them in our facility in Portland, Tennessee. Our order fulfillment is performed on an outsourced basis by a third party at a call center in Martinsville, Virginia and a distribution facility in Portland, Tennessee.

Background

We have undergone substantial changes during the period covered by this report. On June 23, 2006, we entered into a Contribution Agreement (the “Contribution Agreement”) with Petals Decorative Accents, LLC (“Petals LLC”) pursuant to which we agreed to acquire substantially all the assets of Petals LLC in exchange for the assumption by us of certain liabilities of Petals LLC and the issuance to Petals LLC of shares of 10,800 shares of Series A Preferred Stock, 240 shares of Series B Preferred Stock and 90,000,000 shares (pre-split) of Common Stock (the “Acquisition”).

On June 30, 2006, pursuant to the terms of the Contribution Agreement, we completed the Acquisition and on September 20, 2006, we changed our name from ImmunoTechnology Corporation to Petals Decorative Accents, Inc. so that it would better reflect our business going forward.

Our Background Prior to the Acquistion

Prior to the Acquisition of the Petals LLC business, we were inactive and considered a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (17 CFR 240.12b-2)). The Company was incorporated on November 30, 1989. Our predecessor was LJC Corporation, a Utah corporation, organized on November 8, 1984 (“LJC”). On October 7, 1989, LJC acquired ImmunoTechnology Laboratories, Inc., a privately held Colorado corporation (“ITL”), in a reverse merger transaction. As a result of this transaction, ITL became a wholly owned subsidiary of LJC. On October 10, 1989, LJC changed its name to ImmunoTechnology Laboratories, Inc. (“ITL-UT”). ITL was formed for the purpose of engaging in the business of operating a medical test related laboratory. Prior to the Acquisition, our only business has been the operation of ITL, whose operations were discontinued in 1992. In 1989, we changed our domicile from the State of Utah to the State of Delaware and our name from ImmunoTechnology Laboratories, Inc. to ImmunoTechnology Corporation through a reincorporation merger. The merger was effective on December 21, 1989.

The Background of the Business Acquired From Petals LLC

Petals Decorative Accents, LLC is a privately held Delaware limited liability company, which has, until the Acquisition, been engaged in the business of designing, assembling, marketing and selling high-quality silk flowers, plants and trees through mail order catalogs and its website. Petals LLC was organized in November 2003 to acquire the assets of Petals, Inc. (“Old Petals”), which filed for protection from creditors under Chapter 11 of the bankruptcy code in May 2003. Old Petals was founded in 1939 as a wholesaler of paper flowers in New York City, eventually becoming a vertically integrated multi-channel retailer and wholesaler of decorative accent products serving a national customer base.

Old Petals was acquired in 1999 by Interiors, Inc., a provider of decorative accessories to the home furnishings industry, which reported fiscal year 2000 sales by Old Petals of $48.4 million. Interiors, Inc. subsequently experienced financial difficulties, which adversely affected the operations of its subsidiaries, including Old Petals. Beginning in 2003, Old Petals reduced and then eliminated its catalog mailings, was unable to maintain adequate inventory, resulting in lost orders and delayed shipments, and failed to make refunds to customers. These actions resulted in a loss of revenue and significant damage to Old Petals’ business and its customer relationships.

In November 2003 the senior secured creditor of Old Petals purchased substantially all of the assets of Old Petals at a public foreclosure sale, and contributed them to Petals LLC in exchange for its economic interest in Petals LLC. Stephen M. Hicks, our President and Chairman, is the control person of the sole voting member and the holders of all preferred economic interests of Petals LLC.

Upon acquiring control of the assets that now constitute our business, Petals LLC set out to rapidly establish its operations in an effort to reactivate as many customers as possible from Old Petals’ customer database and to establish purchasing and distribution systems as quickly as possible.

To accelerate this process, Petals LLC initially outsourced all its assembly and order fulfillment operations. During this start-up period, Petals LLC sought to preserve what it believed to be the company’s core strategic assets, its large direct mail customer database and tradename, and develop an operating plan to capitalize on these strategic assets.

•
During the winter and spring of 2004, Petals LLC re-established contact with its customer base, mailing catalogs in January, March, April, May and June. Due to the initial challenges in procurement of inventory, these catalogs offered a limited number of products and included very few proprietary floral arrangements or decorative accent products.

•
In the summer of 2005, Petals LLC assumed responsibility for the assembly of its finished products, within its outsourced vendor’s warehouse facility. In the fall of 2005, Petals LLC established a new assembly facility in leased premises in Portland, Tennessee, giving it complete control over the product assembly process.

•
During the twelve months ended September 5, 2005 (Petals LLC fiscal year 2005), Petals LLC mailed 9.4 million catalogs in 13 mailings, generating approximately 182,000 orders with an average order size, excluding shipping and handling, of $88.36. Approximately 24% of its revenue in fiscal 2005 was attributable to orders placed on its website, generally by recipients of its catalog.

The Acquisition of the Petals Business

On June 30, 2006, pursuant to the Contribution Agreement and an Assignment and Assumption Agreement, we acquired substantially all the assets of Petals LLC in exchange for the assumption by us of all but certain specified liabilities of Petals LLC and the issuance to Petals LLC of shares of our capital stock.

The assets acquired by us consist of cash, in the amount of approximately $1.3 million representing the proceeds of an unsecured note offering, and all of the assets and property, real, personal and mixed, tangible and intangible, used in or forming a part of the business of Petals LLC, including, furniture, furnishings, office equipment and other tangible personal property, inventory, trade accounts and notes receivable, intellectual property, customer, distributor, supplier and mailing lists of Petals and rights of Petals under contracts and agreements, including all open customer purchase orders.

The liabilities assumed by us consist of substantially all of the liabilities of Petals LLC, including, liabilities associated with or arising out of the business of Petals LLC, liabilities under the assumed contracts (including leases and employment agreements), trade payables and obligations of Petals LLC for borrowed money, but exclude term indebtedness of Petals LLC to its equity holders identified in the Contribution Agreement.

At the effective time of the Acquisition there were issued to Petals LLC shares of our newly designated Series A Preferred Stock, $.00001 par value (the “Series A Shares”) and Series B Preferred Stock, $.00001 par value (the “Series B Shares”) and shares of our Common Stock, $.00001 par value (“Common Stock”), as follows:

•	10,800 Series A Shares;
•	240 Series B Shares; and
•	90,000,000 (pre-split) shares of Common Stock

Because the shares issued to Petals LLC in the Acquisition represent a controlling interest in us, the transaction was accounted for as a recapitalization, and Petals LLC is considered the acquirer for accounting purposes. The historical financial statements which are included in this current report are those of Petals LLC.

The liabilities assumed by us pursuant to the Assignment and Assumption Agreement include, without limitation:

o	all obligations arising from the operations of the Petals LLC business including accounts payable and accrued expenses of approximately $3 million;

o
a five-year $1.5 million revolving line of credit from Ridgefield Bank that matures in December 2009 and requires monthly payments of principal and interest. At June 30, 2006, this line of credit was fully drawn. Ridgefield Bank holds a first position security interest in all of the assets acquired in the Acquisition to secure payment of this line of credit. Stephen M. Hicks, our President and Chairman is an advisor to Ridgefield Bank;

o
an aggregate of $5.0 million of term notes maturing on December 31, 2008. These term notes are payable to Southridge Partners, LP and Southshore Capital Fund, Ltd., affiliates of Petals LLC and Stephen M. Hicks. Southridge Partners, LP and Southshore Capital Fund, Ltd. hold security interests in all of the assets acquired in the Acquisition to secure payment of these term notes;

o
a series of fifteen (15) unsecured term notes totaling $2.135 million in outstanding principal and maturing on December 31, 2007. These term notes require pre-payments of principal on the 15th day of January, April, July and October based on the number of customer orders shipped in the previous calendar quarter;

o	obligations pursuant to employment agreements with the Petals LLC President and Chairman, and Chief Executive Officer, each of whom were elected as our officers on June 30, 2006;

o
obligations pursuant to real estate leases for the Petals LLC corporate headquarters in Ridgefield, Connecticut and the Petals distribution facility in Portland, Tennessee, with total monthly rental payments of approximately $36,000; and

o	obligation pursuant to the Master Services Agreement with Accretive Commerce, a third party inbound telemarketing, warehouse and product distribution vendor.

Copies of the agreements governing the material terms of the obligations and liabilities listed above are included as Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2006.

The Acquired Business

Our Products

We design and assemble high-quality silk flower, plant and tree arrangements utilizing unique stems and other materials purchased by us from our manufacturers. Our products can be used to decorate homes, apartments and offices. We regularly introduce new, original creations to meet the changing demands of our customers. Some of the advantages of silk flowers compared with real flowers are:
•	Silk flowers are long lasting and complement the décor of the home or office.

•	Silk flowers may be preferred by persons who are allergic to fresh flowers.

•	All designs can be previewed, knowing that a chosen bouquet or arrangement will be exactly what was ordered.

•	Favorite flowers may be purchased even if they are out of season.

In addition to silk botanicals, we sell mirrors, lamps, rugs, figurines, small furniture pieces and a variety of other decorative accessories. Together, these product categories typically comprise approximately 20% of our total merchandise offering. We often present these products in lifestyle photographs, along with our silk botanicals, to help our customer envision how our silk botanicals will accentuate their home décor.

Our products are purchased principally for home décor. Our price point is above average for these types of products. Over 95% of our customers are 35 or more years of age and nearly 75% have an annual household income of $50,000, as reported by our co-op database vendor, I-behavior, Inc.

Product Design. Our chief merchandising officer works with our product design and merchandising personnel to review our sales trends as well as apparent trends in the market place to design the floral products that will be offered during the next year. Because of the long lead time necessary to procure inventory, our merchandising planning process starts approximately nine months prior to the sale of product.

Purchasing. Most of the components used in the assembly of our products are purchased from vendors in China. Approximately 40% of overseas purchases are from one vendor and the remainder is typically divided between six to ten other vendors. We are always billed in United States dollars and assume no foreign currency risks. Our purchases are often done through letters of credit issued by a major United States bank. We are currently required to collateralize these letters of credit with cash. For fiscal year 2007 we have arranged for credit lines that should cover approximately 50% of our inventory purchases. There is generally a six-month delivery time for inventory from the date ordered until the date received.

Pricing. For pricing, we review our sales trends and the apparent trends of competitors. We attempt to offer our customers a mix of higher price points and lower price points. We focus on controlling our inventory in order to maximize full-price sales and increase inventory turns. Our ability to attain our gross margin goals will depend in part on our ability to effectively price our products and accurately forecast consumer demand for each product in order to achieve a balance between having enough inventory to meet consumer demand, while not ending up with excess overstock inventory. Marketing promotions will need to be effectively levered to sell through excess inventory.

Product Assembly, Shipping and Telemarketing

Assembly.  In order to expedite the start of its business in 2003, Petals LLC entered into an agreement with an independent contractor, NewRoads, Inc., which has since changed its name to Accretive Commerce, to receive inventory and assemble the Petals’ products at a facility located in Tennessee. We currently have supervisory personnel assigned to this independent contractor’s facility to monitor the product storage and product shipping activities that are currently performed by this vendor. In November 2005, Petals LLC started performing product assembly in a facility located near the facility of Accretive Commerce in Portland, Tennessee and made a payment of $60,000 to Accretive Commerce to allow Petals LLC to hire the entire labor force involved in the assembly process. We currently employ approximately 10 former Accretive Commerce employees as part of our assembly workforce.

Order entry, customer support and shipment. Accretive Commerce, our outsourced fulfillment subcontractor, remains responsible for operating a call center for inbound telemarketing order entry and customer service support. Accretive also operates a warehouse and distribution center where it provides us with inventory management services and ships products to our customers. On May 11, 2006, Petals LLC entered into an amendment to its Master Services Agreement with Accretive Commerce to amend, among other things, the term of the agreement and the payment and fee schedule. We have assumed this Master Service Agreement as part of the Acquisition. For more information regarding the amendment to the Master Services Agreement see "Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" below.

In July of 2006 we entered into a lease for a 75,000 square foot scalable facility in Portland, Tennessee to serve as our own distribution center. The capital expense for this transaction is estimated at $600,000. In addition, we anticipate approximately $200,000 of additional costs to be incurred in connection with transitioning the fulfillment functions to this facility. We do not anticipate this facility to be operational before January 2007.

Our Catalog and Customer Database

The main avenue for distribution of our silk botanical and decorative accessory products is through direct mail-order sales. Our catalogs typically range from 36 to 92 pages and typically contain over 250 different floral designs and accessories. Our catalogs are currently sent to customers fifteen times a year. We use our own mailing lists as well as renting mailing lists from other catalogers and database cooperatives to generate catalog sales.

Our internal customer database is comprised of approximately 1,500,000 buyers of which approximately 170,000 have placed orders during the past 12 months. Our average order size for the 12 month fiscal year ended June 30, 2006 was $95.22, excluding shipping, and was typically comprised of two items. For the 12 month fiscal year ended June 30, 2006, we mailed 10.3 million catalogs in fifteen mailings and generated approximately 221,000 orders. In comparison, during the 12 month fiscal year ended July 2, 2005, we mailed 7.9 million catalogs in 10 mailings and generated 163,000 orders.

Our chief merchandising officer uses an in-house staff augmented by creative consultants to design and lay out each catalog. As a guideline, the team tries to maximize sales and profit per square inch of catalog space in determining the layout. In other words, products that are expected to have high sales and profit potential receive more prominent catalog space than products that are expected to generate lesser demand or profitability. Catalogs are designed for each season: spring, spring/summer, summer, and fall/holiday. There are also two clearance catalogs mailed in June and July.

Approximately 90% of our sales for the fiscal year ended June 30, 2006 resulted from the contribution of customers calling our outsourced call center to place orders from catalogs that they received from us and from customers going on our website to place orders. Most of these customers pay for their orders by credit card. We accept all major credit cards and do not ship until the credit card number provided by the customer has been accepted. Approximately 10% of our sales are paid for by check, and result from customers writing to the company directly to place orders, in which case shipment is not made until the check clears.

Our Website

We also use our website at www.petals.com to sell products offered in our catalogs, along with products exclusive to our website. Internet orders accounted for 30% of our net revenue in the twelve months ended June 30, 2006. To date, we believe that approximately 80% of the orders placed through our website have been attributable to customers who received our catalog. We believe our website can increasingly become a cost-effective means of new customer acquisition. Our efforts to build e-commerce sales include email marketing, paid advertising programs on Yahoo and Google and affiliate advertising programs.

Recent enhancements have been made to our consumer website in an effort to increase online sales. In July 2006, we launched online product zoom functionality, allowing shoppers the ability to view products in greater detail than typically available through traditional website and print catalog images. Product zoom is expected to help accentuate the fine craftsmanship and quality of our products and give customers added confidence that silk florals are accurate reproductions of fresh florals. The print catalog was launched electronically on the Petals.com website in August 2006. Electronic catalogs will enable customers to shop coordinated collections of products in an easy manner, as they can view product collections in a single page view. It is hoped that this will help increase online sales conversion and average order levels.

Competition

Large mass-market retailers, such as Wal-Mart, and specialty retailers, such as Michael’s Stores, dominate the silk botanical retail market. Generally, these retailers offer a mass-produced product at a significantly lower price point than Petals. In comparison, we compete on the basis of higher quality, proprietary products targeted to a more affluent customer base.

Numerous other large retailers that have traditional brick and mortar locations and/or direct-to-consumer operations also present us with competition in the broadly defined decorative accents market segment. These competitors include Pier 1, Bombay Company, Ballard Designs, Frontgate, Home Decorators Collection and other similar companies. These competitors focus on products other than the silk flowers that form the core of our product offering. To the extent that these competitors offer silk flowers, it is as an adjunct of their own home products and decorative accents business. We do not believe that silk flowers are a significant category for any of these competitors.

We have identified one other direct-to-consumer cataloger of permanent botanicals, OfficeScapesDirect, which was established in 2001 and focuses on the small business market rather than the retail consumer. There are many direct-to-consumer retailers who compete with us on the internet. Online competitors include Afloral, Catalina Flowers, Buds to Blooms and 1-800 Send Silk.

Many of our competitors have substantially greater financial and other resources, more established name recognition and customer goodwill and more consistent operating histories than we do. There can be no assurance that we will be able to compete successfully against these other companies.
Employees

At September 25, 2006, we had 54 employees, of whom 30 are engaged in assembly operations at our manufacturing facility in Tennessee. None of our employees is subject to collective bargaining agreements.

Recent Events

The Reverse Stock Split and The Name Change

On August 2, 2006, our board of directors and the requisite number of stockholders, acting by written consent in lieu of a meeting, approved a plan of recapitalization by undertaking a 1-for-3 reverse stock split with respect to the outstanding shares of our Common Stock (the “Reverse Stock Split”), without any change in the powers, preferences and rights and qualifications, limitations or restrictions thereof, with all fractional shares to be paid cash in lieu thereof. The Reverse Stock Split will not reduce our authorized shares of Common Stock, which will remain at 100,000,000.

Also on August 2, 2006, our board of directors and the requisite number of stockholders, acting by written consent in lieu of a meeting, approved an amendment to our Certificate of Incorporation to change the name of the Company from "ImmunoTechnology Corporation" to "Petals Decorative Accents, Inc".

The Reverse Stock Split and name change were both effective as of September 20, 2006.

The Debt Restructuring Agreements

The Closing of the Contribution Agreement and the Acquisition were conditioned upon us entering into Debt Restructuring Agreements and the completion of certain transactions with our creditors:

•	the payment of $244,506.65 of outstanding indebtedness and accrued expenses which were to be paid in cash at the time of the Closing;

•	an aggregate of 42,477 (pre-split) shares of our Common Stock were to be issued to our officers in satisfaction of loans payable by us to such officers in the aggregate amount of $8,494.84; and

•
an aggregate of 987,507 (pre-split) shares of our Common Stock were to be issued to the holders of notes payable and creditors, in satisfaction of the indebtedness evidenced by the notes and accrued expenses due from us to such creditors.

The balance of our indebtedness prior to the Acquisition was approximately $165,177. We have agreed to pay $121,326 of the pre-Acquisition indebtedness in six monthly installments beginning October 1, 2006, together with interest at the rate of 7% per annum. A copy of the form of Payment of Debt, Notice of Conversion and Subscription for Shares entered into by those creditors that agreed to accept shares of our Common Stock in satisfaction of outstanding obligations prior to the Closing of the Acquisition is included in our Current Report on Form 8-K filed with the SEC on July 7, 2006, as Exhibit 10.1.

RISK FACTORS

The following summary of risks associated with our business gives effect to the Acquisition. In addition to the following risks, an investor should be mindful that the business is often subject to risks not foreseen by management. Accordingly, in reviewing this Report, the reader should keep in mind other risks that could be important. Any investment in our common stock is highly speculative and involves a high degree of risk. Each prospective investor is urged to carefully consider the risks and uncertainties described below, in addition to the risks set forth elsewhere in this Report. While these are the risks and uncertainties that we believe are most important to consider, these risks may not be the only risks which we may face. If any of the following risks actually occur, our business, prospects, financial condition and results of operations would likely suffer and the value of our Common Stock would decline.

Risks Related to Investing in a Controlled Company

Our controlling shareholder has significant influence over the Company.

As of September 25, 2006, after giving effect to the Acquisition and the transactions related to the Contribution Agreement, Petals LLC controls us and beneficially owns approximately 91.4% of our Common Stock, on a fully diluted, as-converted to Common Stock basis. Petals LLC is controlled by affiliates of Stephen M. Hicks, our President and the Chairman of our board of directors. As a result, Mr. Hicks possesses significant influence over our affairs. Petals LLC stock ownership and relationships with members of our board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our Common Stock.

Risks Related to our Recent Reverse Stock Split

A decline in the market price for the common stock after the Reverse Stock Split may result in a greater percentage decline than would occur in the absence of the Reverse Stock Split, and the liquidity of the Common Stock could be adversely affected following the Reverse Stock Split.

The market price of our Common Stock also will be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the market price of our Common Stock declines for reasons unrelated to the Reverse Stock Split, the decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split. In many cases, both the total market capitalization of a company and the market price of a share of such company's stock following a reverse stock split are lower than they were before the reverse stock split. Furthermore, the liquidity of the Common Stock could be adversely affected by the reduced number of shares that would be outstanding after the Reverse Stock Split.

Although the implementation of a Reverse Stock Split may facilitate the issuance of shares of Common Stock to the Investors, these issuances would be dilutive to the ownership position of our existing common stockholders.

The Reverse Stock Split will facilitate our ability to issue shares of our Common Stock upon conversion of outstanding shares of our Series A Preferred Stock and Series B Preferred Stock. Our existing common stockholders will experience substantial dilution upon the issuance of additional shares.

Risks Related to the Company’s Recent Organization and Limited Operating History

Petals LLC had a limited history of operations and has sustained continuous operating losses, and there is no assurance that we will achieve profitability in the future.

Petals LLC had a limited history of operations and sustained continuous operating losses from its inception. We cannot predict when, or if, we will ever achieve profitability through operation of our business. Our current business, which we acquired in the Acquisition, began in November 2003 and resulted in losses in each fiscal period. Our accumulated deficit as of June 30, 2006 was $15.4 million. We will need to generate significantly greater revenues than Petals LLC has in the past to achieve profitability.  There can be no assurance that we will be able to do so. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If we continue to experience operating losses, you may lose all or part of your investment.

Our future prospects must be considered in light of the facts that plans of relatively new and underfunded businesses often do not get implemented as quickly or effectively as management initially intends and we may lack the resources to respond quickly to opportunities or identify potential problems. We cannot be certain that our business strategy will be successful or that we will ever be able to maintain or significantly increase revenue-generating activities. The Company’s management believes that it is probable that we will incur periods of operating losses and negative cash flow for the foreseeable future.

We have limited financial resources and the auditors’ report on our financial statements indicates that there is significant uncertainty about our ability to continue as a going concern. Absent additional financial resources, we will be unable to undertake programs designed to expand our business.

We have limited financial resources and substantial amounts of debt. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in their report on our financial statements for the ten month period ended June 30, 2006. Absent sufficient cash from operations, we will require additional financing to expand our business and implement our strategic plan. There can be no assurance that our operations will generate sufficient cash or that outside financing will be available or found. If we are unable to obtain additional financing, we may not be able to maintain or expand our revenue producing activities or achieve profitability.

Additional financing, if available, could result in increased interest expenses or additional dilution to the Company’s shareholders. If additional funds are needed and are not available, our business could be negatively affected.

If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. We may need to modify or abandon our growth strategy, eliminate product offerings or curtail catalog mailings, any of which could negatively impact our results of operations and financial position. If additional funds are raised through a bank credit facility or the issuance of debt securities, the terms of such indebtedness could impose restrictions on our operations.

Our substantial amount of debt may limit the cash flow available for our operations and place us at a competitive disadvantage and may limit our ability to pursue our expansion plans.

Petals LLC had a substantial amount of debt, most of which we have assumed. On June 30, 2006, we had total debt of approximately $11.3 million, including approximately $2.135 million in indebtedness under the Bridge Notes. Our level of indebtedness has important consequences to your investment in the Company. For example, our level of indebtedness may:

•	require us to use a substantial portion of our cash flow from operations to pay interest and principal on senior debt, for working capital, capital expenditures and other general corporate purposes,
•	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy,
•	result in higher interest expense if interest rates increase on our floating rate borrowings,
•
heighten our vulnerability to downturns in our business, the industry or in the general economy and limit our flexibility in planning for or reacting to changes in our business and the retail industry, or

•	prevent us from taking advantage of business opportunities as they arise.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations.

Risks Related to the Company’s Catalog/Direct Marketing Business

The Company depends on a third party to carry out its customer call center, order fulfillment and distribution operations, and any significant interruption in these outsourced operations could disrupt our ability to process customer orders and to deliver our merchandise in a timely manner.

The Company’s customer call center is operated on an outsourced basis by Accreative Commerce at its facility in Martinsville, Virginia, and the Company’s order fulfillment and distribution operations are performed by Accreative Commerce at its facility in Portland, Tennessee. A significant interruption in the operation of either of these facilities due to natural disasters, accidents, equipment failures or for any other reason would reduce our ability to receive and process orders and ship products to our customers, which could result in lost revenue and damage to our business. The efficient flow of our merchandise requires that we have adequate capacity in our order fulfillment and distribution facilities to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. We believe that the Company’s current outsourcing arrangement, combined with our planned new distribution facility, when it becomes operational, will provide us with adequate capacity to support our planned operations. However, any failure by us to provide adequate order fulfillment and distribution facilities when necessary could impede our growth plans, and the expansion of these facilities could increase our costs in the near term.

If we encounter delays or unexpected difficulties in establishing the planned new distribution facility, or if the savings achieved are less than we anticipated, our business could be harmed.

We expect to have a new distribution facility operational by the end of January 2007. Once it is fully operational, we expect to reduce the order fulfillment costs associated with our warehousing and product distribution facilities. However, we may encounter delays in completing the new facility and commencing operations of the new distribution facility. Also, we have little, if any, experience in carrying out the activities involved in these operations, including receiving and managing components and finished goods inventories, picking, packing and shipping orders and processing returns. As a result, we may experience errors or inefficiencies that could adversely affect our operating costs. If we are unable to commence operations in this facility on a timely basis, or if those operations do not result in the cost savings we anticipated, our financial condition and results of operations could be harmed.

We rely on a small number of foreign suppliers from whom the components used to assemble our finished products are purchased.

We obtain substantially all our floral components from a limited number of suppliers located in China. Approximately 40% of the floral components of our business are purchased from a single vendor. Any business interruption experienced by our vendors, or an inability to maintain a business relationship with our key vendor, would have a material adverse effect on our business. We cannot control all of the various factors, which include inclement weather, natural disasters and acts of terrorism, that might affect our vendors’ ability to supply us with components in a timely manner or to meet our quality standards. Late delivery of components or delivery of components that do not meet our quality standards could delay timely delivery of merchandise to our customers. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise, which could result in lost sales.

These overseas sourcing operations may also be hurt by political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur in Asia or elsewhere or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices and incur increased costs.

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales will decrease.

We believe the future success of our business will depend in substantial part on our ability to anticipate, gauge and react to changing consumer demands in a timely manner, and to translate market trends into appropriate, saleable product offerings far in advance of their sale in our catalog or on our website. Because we enter into agreements for the purchase of materials well in advance of the season in which merchandise will be sold, we are vulnerable to changes in consumer demand, pricing shifts and suboptimal merchandise selection and timing of merchandise purchases. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for others. The occurrence of these events could hurt our financial results by decreasing sales. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

The specialty retail industry is cyclical, and a decline in consumer spending on decorative accessories could reduce our sales and slow our growth.

The industry in which we operate is cyclical. Purchases of silk flowers and decorative accessories are sensitive to a number of factors that influence the levels of consumer spending, including general economic conditions and the level of disposable consumer income, the availability of consumer credit, interest rates, taxation and consumer confidence in future economic conditions. Because silk flowers and accessories generally are discretionary purchases, declines in consumer spending patterns may affect us more negatively as a specialty retailer. Therefore, we may not be able to maintain our recent rate of growth in revenues if there is a decline in consumer spending patterns, and we may decide to slow or alter our growth plans.

Our plans to expand the Company’s product offerings and sales channels may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.

We intend, to grow our business by expanding the Company’s product offerings and sales channels, including by selling our products through wholesale outlets. These plans involve various risks including:

•	implementation of these plans may be delayed or may not be successful,
•	if our expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease,
•	if we fail to expand our infrastructure, including hiring and training qualified employees, we may be unable to manage our expansion successfully, and
•
implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, our ability to successfully carry out our plans to expand our product offerings and our sales channels may be affected by, among other things, economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences. Our expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

Our business is seasonal and fluctuations in results of operations for the peak season of October through April have a disproportionate effect on our overall financial condition and results of operations.

Our business experiences seasonal fluctuations in revenues and operating income, with a disproportionate amount of revenues being generated in the months of October through April, representing the fall, holiday and spring seasons. Any factors that harm our operating results during this peak season, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on results of operations for the entire fiscal year.

In order to prepare for peak season, we must order and keep in stock significantly more merchandise than we would carry at other times of the year. Any unanticipated decrease in demand for our products during peak season could require us to sell excess inventory at a substantial markdown, which could reduce net sales and gross profit.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new catalog mailings, merchandise mix and the timing and level of inventory markdowns. As a result, historical period-to-period comparisons of our revenues and operating results are not necessarily indicative of our future period-to-period results. You should not rely on the results of a single fiscal quarter, particularly the second fiscal quarter holiday season, as an indication of our annual results or future performance.

Third party failure to deliver merchandise from our distribution center to our customers could result in lost sales or reduce demand for our merchandise.

Our success will depend on the timely delivery of merchandise to our customers. Independent third party transportation companies deliver our products from our distribution center to our customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. Timely receipt of merchandise by our customers may also be affected by factors such as inclement weather, natural disasters and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income.

A failure in our internet operations, which are subject to factors beyond our control, could significantly disrupt our business and lead to reduced sales and damage of our reputation.

Internet operations are an increasingly substantial part of our business, representing 30% of revenues in the twelve months ended June 30, 2006. The success of our internet operations will depend on certain factors that we cannot control. In addition to changing consumer preferences and buying trends relating to internet usage, we are vulnerable to certain additional risks and uncertainties associated with the internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce internet sales and damage our business.

Future acquisitions of other companies, if any, may disrupt our business and involve additional expenses. As a result, our business could suffer.

We plan to review potential acquisition candidates, and our business strategy may include building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions involve numerous risks including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilations of the operations, personnel, and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If we do not successfully integrate any businesses we may acquire in the future, our business will suffer.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or accurately manage our inventory. Consequently, investors could lose confidence in our financial reporting and this may harm the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and manage our inventory. We have been assessing our internal controls to identify areas that need improvement. We have recently become aware of deficiencies in our procedures for managing and tracking our inventory. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

Our business relies on third parties to maintain critical systems, including control over inventory and order fulfillment and, if these third parties fail to perform their services adequately, we could experience disruptions in our operations.

Our business relies on a number of third parties for internet and telecommunications access, fulfillment and delivery services, inbound telemarketing, credit card processing and software services and inventory control. We have limited control over these third parties. For example, our inventory processing and tracking is handled by systems deployed by Accretive Commerce.

Our business operations depend on operating systems, database and server software that was developed and produced by and licensed from third parties. We have, from time to time, discovered errors and defects in the software and processes from these third parties and we rely to some extent on these third parties to correct errors and defects in a timely manner. If we are unable to develop and maintain satisfactory relationships with these third parties on acceptable commercial terms, or if the quality of products and services provided by these third parties falls below a satisfactory standard, we could experience disruptions in our operations.

We may suffer disruption in our business because of changes in our systems, facilities and fulfillment activities.

We believe that our success is dependent in large part upon our ability to provide prompt and efficient service to our customers. As a result, any disruption of our day-to-day operations could have a material adverse effect on our business, and any failure of our information management systems or distribution capabilities could impair our ability to receive and process customer orders and ship products on a timely basis and accurately account for and track our inventory.

We expect to upgrade our software and hardware systems on a continuing basis. The transition to, or upgrading of, our hardware and software systems could result in delays, failures or execution difficulties that could impair our ability to receive and process orders and ship products in a timely manner. It may also impact our physical, electronic and procedural controls and safeguards that support our internal controls over financial reporting.

We are currently evaluating an upgrade to our enterprise resource planning applications. These applications support our back office operations and warehouse functions. Upgrades may be required to applications to ensure that such applications stay current on the latest applicable version. These upgrades are time consuming, expensive and intrusive to daily business operations. Conducting such upgrades could result in a failure to our operating systems or may cause a delay in fulfillment of orders received through our online platform or materially affect the internal control over financial reporting of the Company. Undertaking such an upgrade will require a significant capital expenditure that may result in a diversion of funds required for general operating expenses, which may result in an adverse effect to our ongoing business operations.

Any significant interruption in the operations of our customer call, order fulfillment and distribution facilities could disrupt our ability to process customer orders and to deliver our merchandise in a timely manner.

Our customer call center and order fulfillment operations are currently carried out by a third-party vendor and we will continue to outsource telemarketing operations for the foreseeable future. We may not be able to prevent a significant interruption in the operation of these facilities due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. In addition, we have identified the need to expand and upgrade our operations and systems in order to support recent and expected future growth. We are currently evaluating our options for third-party vendors and have begun soliciting bids for future telemarketing contracts. If we decide to transition to a new telemarketing vendor there may be significant disruptions in our customer call and order fulfillment operations. Any significant interruption in the operation of these facilities, including an interruption caused by our transition to utilizing a new third-party provider, could reduce our ability to receive and process orders and provide products to our customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

We may be liable if third parties misappropriate our customers’ personal information.

If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. Our entire customer database is stored with and managed by an outside vender. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various internet companies regarding their use of personal information. We could incur additional expenses from the introduction of new regulations regarding the use of personal information or from government agencies investigating our privacy practices.

Credit card fraud could adversely affect our business.

Approximately 90% of our sales in fiscal 2005 were paid for with a credit card. The failure to control adequately fraudulent credit card transactions could reduce our net revenues and gross margin. We have implemented technology to help us detect the fraudulent use of credit card information. However, we may in the future suffer losses because of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, results of operation or financial condition.

Increases in costs of mailing, paper and printing will affect the cost of our catalog and promotional mailings, which will reduce our profitability.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. We rely on discounts from the basic postal rate structure. Our catalogs are mailed third class and we rely on the current bar coding, postal destination entry savings and carrier route discounts offered by the U.S. Postal Service. In addition, we are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs would reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices or by implementing mailings that result in increased purchases.

Other Risks Related to Our Capital Structure and the Company’s Common Stock

If we default on any of our outstanding indebtedness, some or all of our assets could be liquidated, our operations will be disrupted and you may lose all or part of your investment.

All of our assets are subject to liens in favor of our secured creditors under security agreements. We assumed Petals LLC’s obligations under notes totaling more than $8 million, and the assumed indebtedness is secured by substantially all of the assets we acquired from Petals LLC. As a result, if we default under the terms of any of these assumed notes, the holders of the notes could foreclose under the security interest and liquidate some or all of the acquired assets.

Future sales by the Company’s stockholders may adversely affect our stock price and our ability to raise funds in new stock offerings.

Future sales of the Company’s Common Stock in the public market could lower the market price of our Common Stock. Such sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that management deems acceptable or at all. Some of our shareholders, including Petals LLC and the parties to the Debt Restructuring Agreements, hold securities issued and sold in private transactions in reliance upon exemptions from the registration requirements of the Securities Act.  These securities may be resold in the public market only if the resale is registered or pursuant to an exemption from registration. We do not know when these shares will be sold since sales will depend upon the market price for the Company’s Common Stock, the circumstances, needs and decisions of the selling stockholders, and other factors.

The holders of the Company’s preferred stock issued in the Acquisition have rights and privileges that are senior to those of the Company’s common stockholders, and we may issue additional shares of preferred stock without stockholder approval that could adversely affect the price of our Common Stock.

The board of directors of the Company has the authority to issue, without any further vote or action by you and the other common stockholders, a total of up to 10 million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders. As of September 25, 2006, there were outstanding 10,800 shares of Series A Preferred Stock and 240 shares of Series B Preferred Stock and we may, from time to time in the future, issue additional preferred stock for financing or other purposes with rights, preferences or privileges senior to the Common Stock. Our outstanding preferred stock is entitled to preferential rights in liquidation and, in the case of our Series A Preferred Stock, to the payment of dividends. Your rights will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued or might be issued in the future. Preferred stock also could make it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer or prevent a change in control.  Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the holders of common stock. As a result, the existence and issuance of preferred stock could have a material adverse effect on the market value of our Common Stock.

The issuance of preferred stock may entrench management or discourage a change in control.

Our certificate of incorporation authorizes the issuance of preferred stock that would have designations rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of common stock.

The preferred stock could be used, under some circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. Current members of our management that are large stockholders and members of our board of directors may have interests that are different from other stockholders. Therefore, conflicting interests of some members of management and our stockholders may lead to stockholders desiring to replace these individuals. In the event this occurs and the holders of our common stock desired to remove current management, it is possible that our board of directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the members of our board of directors. In addition, by issuing preferred stock, management could prevent other shareholders from receiving a premium price for their shares as part of a tender offer.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Investors should not rely on an investment in our stock for the payment of cash dividends.

We have not paid cash dividends to the holders of our Common equity to date. The holders of the Company’s newly designated Series A Preferred Stock issued in connection with the Acquisition are entitled to receive dividends at the rate of 8% per annum paid semi-annually, beginning on January 1, 2007. The Company currently intends to retain its future earnings, if any, after payment of dividends to the holders of its preferred stock, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

The sale of material amounts of our Common Stock could encourage short sales by third parties and further depress the price of our Common Stock. As a result, you may lose all or part of your investment.

The significant downward pressure on our stock price caused by the sale of a significant number of shares could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our Common Stock.

Risks Related to the Dilutive Effect of the Company’s Agreements with Investors and Other Arrangements

You could suffer substantial dilution of your investment and our stock price could decline significantly if we issue substantial shares of our Common Stock (i) upon conversion of the outstanding preferred stock, or (ii) pursuant to employment agreements, consulting agreements and equity compensation plans.

We are obligated to issue a substantial number of shares of common stock pursuant to the terms of the arrangements described above. These include approximately 15,666,667 (post-split) shares issuable upon conversion of the outstanding preferred stock and an employment agreement between Petals LLC and Mr. Hicks which was assumed by the Company and which entitles him, at his election, to receive compensation in the form of common stock issued at a discount to the then current market price of our common stock. Should a significant number of these securities be issued, exercised or converted, the resulting increase in the amount of the Common Stock in the public market could have a substantial dilutive effect on the Company’s outstanding Common Stock. The conversion and exercise of a substantial amount of the aforementioned securities or the issuance of new shares of Common Stock may also adversely affect the terms under which the Company could obtain additional equity capital. The price, the Company may receive for the shares of Common Stock, that are issuable upon conversion or exercise of such securities, may be less than the market price of the common stock at the time of such conversions or exercise.

Risks Relating to New Corporate Governance Standards

The Company is not subject to the same corporate governance standards as listed companies. This may affect market confidence and company performance. As a result, our business could be harmed and the price of our stock could decrease.

Registered exchanges and the Nasdaq Stock Market have adopted enhanced corporate governance requirements that apply to issuers that list their securities on those markets. These standards deal with the rights and responsibilities of a company's management, its board, shareholders and various stakeholders. A public company’s corporate governance structure and process may affect market confidence as well as company performance. Our common stock is quoted on the OTC Bulletin Board, which does not have comparable requirements. As a result, our business and the price of our stock may be adversely affected.

For instance, the Company is not required to have, and does not have, any independent directors, nor does its board of directors have a standing audit committee, compensation committee or nominating committee. Therefore management has significant influence over decisions made by the board of directors on behalf of the stockholders.

In some circumstances, management may not have the same interests as other shareholders and conflicts of interest may arise. We do not have a policy to resolve conflicts of interest and it is not required to have one. Although the members of our board of directors have fiduciary duties as directors to the Company and to our stockholders in general, these persons may have interests different than yours.

Because we are not subject to the enhanced corporate governance requirements applicable to companies whose securities are listed on a national securities exchange or with the Nasdaq Stock Market, investors may lack confidence in our management. A loss of confidence in our management could lead to a substantial stock price decline.

Our administrative costs and expenses resulting from new regulations may adversely affect our financial condition and results of operations.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 and SEC rules adopted thereunder. These regulations increased our legal and financial compliance and made some activities more difficult, time-consuming and costly. Our expenses will continue to increase as we continue to implement these new regulations.

The Company will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and if it fails to comply without exceptions in a timely manner, a loss of investor confidence in the Company’s financial reports could result and lead to a substantial stock price decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of the Company’s internal control over financial reporting, and attestation of this assessment by its independent registered public accountant. The Company expects that this requirement will first apply to its annual report for the fiscal year ending June 30, 2008. The report will contain, among other matters, an assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not its internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of such internal controls. The standards for Section 404 that must be met for management to assess the effectiveness of the internal control over financial reporting are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the Company’s assessment by its independent registered public accountants. If management cannot assess the Company’s internal control over financial reporting as effective, or its independent registered public accounting firm is unable to issue an unqualified attestation report on such assessment, investor confidence and share value may be negatively affected.

We have not yet begun the process of analyzing our internal controls and preparing for the evaluation needed to comply with Section 404. During this process, if management identifies one or more material weaknesses in the Company’s internal control over financial reporting that are not remediated, the Company will be unable to assert that its internal control is effective. Any failure to have effective internal control over financial reporting could cause investors to lose confidence in the accuracy and completeness of the Company’s financial reports, which could lead to a substantial stock price decline.

The Company could be the subject of securities class action litigation as a result of future stock price volatility, which could divert management’s attention and adversely affect its results of operations.

The stock market in general, and market prices for the securities of small companies like the Company in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. We expect a certain degree of stock price volatility. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the issuer. If any of the Company’s shareholders were to bring a lawsuit against it, the defense and disposition of the lawsuit could be costly and divert the time and attention of its management and harm its business.

The Company’s certificate of incorporation provides for indemnification of officers and directors at the expense of the Company, and limits their liability, which may result in a major cost to the Company and conflict with the interests of its shareholders as corporate resources may be expended for the benefit of officers and directors.

The Company’s certificate of incorporation and applicable Delaware law provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person will not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, the Company will (unless in the opinion of its counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by the Company is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in the Company receiving negative publicity, both of which are likely to materially reduce the market and price for its shares, if such a market ever develops.

Risks Related to Investing in Illiquid and Low-Priced Securities

Currently there is very little trading in the Company’s securities, and there can be no assurances that an active market will ever develop.

The Company’s Common Stock is not traded on a registered securities exchange and it does not meet the initial listing criteria for any registered securities exchange or the NASDAQ Capital Market. It is quoted on the less-recognized OTC Bulletin Board. This factor may impair an investor’s ability to sell his shares when he wants and/or could depress our stock price. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the Company’s securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for the Company’s shares. Due to the current price of the Company’s Common Stock, many brokerage firms may not be willing to effect transactions in the Company’s securities, particularly because of an SEC rule imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These factors severely limit the liquidity of the Company’s Common Stock and likely have a material adverse effect on the Company’s market price and on its ability to raise additional capital. We cannot predict the extent to which investor interest in the Company’s stock, if any, will lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

The Company’s common stock is deemed to be "penny stock," which may make it more difficult for investors to sell these shares due to suitability and disclosure requirements.

Many brokerage firms may not be willing to effect transactions in the Company’s securities, particularly because low-priced securities are subject to SEC rules (referred to as the "penny stock rules") imposing additional sales requirements on broker-dealers who sell low-priced securities (generally defined as those having a per share price below $5.00). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s Common Stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of the Company’s Common Stock, and will likely continue to have a material adverse effect on its market price and on its ability to raise additional capital through selling common stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation.

In addition, the broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and ask quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account.

Finally, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These requirements may reduce the potential market for the Company’s Common Stock by reducing the number of potential investors, brokers and traders. This may make it more difficult for investors in the Company’s Common Stock to sell shares to third parties or to otherwise dispose of them. This could cause the Company’s stock price to decline.

We cannot predict the extent to which investor interest in the Company’s common stock or a business combination, if any, will lead to an increase in its market price or the development of an active trading market or how liquid that market, if any, might become.

The market price of our common stock may be volatile. As a result, you may not be able to sell our common stock in short time periods, or possibly at all.

Our stock price may be volatile. Many factors may cause the market price of the Company’s Common Stock to fluctuate, including:

•	variations in our quarterly results of operations;

•	the introduction of new products or product categories by us or our competitors;

•	acquisitions or strategic alliances involving our competitors;

•	future sales of shares of common stock in the public market; and

•	market conditions in our industries and the economy as a whole.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our Common Stock. When the market price of a company's stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

Sales of shares of our Common Stock relying upon Rule 144 may depress prices for our Common Stock by a material amount.

Approximately 99% of the outstanding shares of our Common Stock, including all the shares issued in the Acquisition and pursuant to the Debt Restructuring Agreements, are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period (at least one year) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or controlling person) after the restricted securities have been held by the owner for a period of two years.

A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our Common Stock in any market that may develop.

Item 2. Description of Property.

We currently operate out of office space located at 90 Grove Street, Ridgefield, Connecticut, which serves as our headquarters. The lease agreement expires on December 31, 2008 and calls for monthly rent payments of approximately $21,010. The lessor, Southridge Holdings, LLC, is an entity controlled by our president and chairman, Stephen M. Hicks.

We also lease a 54,000 square foot facility in Portland, Tennessee, which serves as our principal assembly facility. The lease agreement expires on September 30, 2008 and calls for monthly rent payments of approximately $14,935.

On July 17, 2006 we entered into a three year lease agreement with Smith and Cheynne Properties, LLC, for a 75,000 square foot scalable facility in Portland, Tennessee to serve as our distribution center. This facility is scheduled to be operational in January 2007. The lease agreement expires on July 30, 2009 and calls for monthly rent payments of approximately $22,888.

We anticipate that these facilities will be sufficient for our operations through fiscal year 2007.

Item 3. Legal Proceedings.

Breach of contract claim by James Hersh. On November 17, 2005, a complaint was filed against Petals LLC in Connecticut Superior Court for the Judicial District of Danbury (No. CV-05-4004676-S) by James Hersh, Petals LLC's former Chief Financial Officer. The complaint alleges that Petals LLC breached an employment contract with Mr. Hersh, dated October 1, 2004, by its failure to pay approximately $215,000 in severance payments due to Mr. Hersh after his termination of employment on October 18, 2005. In addition, the complaint seeks attorneys' fees, interest and costs. On or about September 12, 2006 a settlement of this matter was consummated. Petals LLC agreed to pay $107,500.00 by September 18, 2006, which payment was timely made. Mutual general releases have been exchanged and the action has been withdrawn.

We may be subject to various legal proceedings and claims that arise, from time to time, in the ordinary course of our business. Although the outcome of other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2006.

On August 2, 2006, our board of directors and the requisite number of stockholders, acting by written consent in lieu of a meeting, approved the following: (i) the approval of an amendment to our Certificate of Incorporation to effect a 1-for-3 reverse split of our outstanding shares of Common Stock; (ii) the approval of an amendment to our Certificate of Incorporation to create a classified board of directors; (iii) the approval of an amendment to our Certificate of Incorporation to change our name from “ImmunoTechnology Corporation” to “Petals Decorative Accents, Inc.”; and (iv) the ratification of the adoption of the Petals Decorative Accents, Inc. 2006 Stock Incentive Plan. These actions became effective on September 20, 2006. For more information regarding these actions, please see our Definitive Schedule 14C, filed with the SEC on August 29, 2006 (file no. 000-24641).

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Until September 21, 2006 our Common Stock was traded on the OTC Bulletin Board under the symbol IMUO.OB. On September 21, 2006 our trading symbol was changed to PDEC.OB. The table on the following page sets forth, for the respective periods indicated the prices for the Company’s Common Stock in the over-the-counter market as reported by the NASD’s OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. There is currently limited trading volume in our shares:

Fiscal Year	High	Low

Fiscal Year Ended June 30, 2005

First Quarter	$0.090	$0.025
Second Quarter	$0.050	$0.023
Third Quarter *	$0.550	$0.250
Fourth Quarter **	$0.400	$0.260

Fiscal Year Ended June 30, 2006

First Quarter	$0.260	$0.260
Second Quarter	$0.370	$0.260
Third Quarter	$0.300	$0.260
Fourth Quarter	$0.490	$0.260

* On May 28, 2003, the Company effected a 5 for 1 forward split of its Common Stock. The high bid price for the quarter indicated of $1.80 represents the high bid on May 23, 2003 immediately prior to the forward split. The low bid price of $0.10 represents the low bid on June 26, 2003, subsequent to the forward split.

** On March 13, 2005, the Company effected a 10-for-1 forward split of its Common Stock.

At September 25, 2006, our Common Stock was quoted on the OTC Bulletin Board (“PDEC.OB”) at a bid and asked price of $0.90 and $1.20 respectively. On September 20, 2006, the Company effected a 1-for-3 reverse split of its Common Stock.

Holders of Record

As of September 25, 2006, there were 32,049,842 shares of Common Stock outstanding and approximately 63 stockholders of record of Common Stock, 10,800 shares of our Series A Preferred Stock outstanding and 1 stockholder of record of our Series A Preferred Stock and 240 shares of our Series B Preferred Stock outstanding and 1 stockholder of record of our Series B Preferred Stock.

Purchases of Equity Securities By the Company.

During the fiscal year ended June 30, 2006, the Company did not purchase any of its equity securities.

Dividend Policy.

We have not paid cash dividends on our Common Stock to date, and currently intend to retain our earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for the foreseeable future. Pursuant to the line of credit between us and Ridgefield Bank, we have covenanted that so long as that note is outstanding, we will not declare, pay or make any provision for any cash dividend or cash distribution with respect to our Common Stock, without first obtaining the approval of Ridgefield Bank. In addition, in connection with our term notes issued Southshore Capital Fund, Ltd. and Southridge Partners, LP we have covenanted that so long as these notes are outstanding, we will not declare, pay or make any provision for any cash dividend or cash distribution with respect to our Common Stock, without first obtaining the approval of the note holders.

Dividends accrue on shares of Petals Series A Preferred Stock cumulatively at the rate of 8% per annum and are payable as and when declared by our board of directors, provided that, accrued dividends will be paid no less frequently than semi-annually with the first payment to be made on January 1, 2007.

In the event we make, or fix a record date for the determination of holders of Common Stock entitled to receive any distribution payable in our property or in our securities, then and in each such event the holders of the Series A Preferred Stock and the Series B Preferred Stock shall receive, at the time of such distribution, the amount of our property or the number of our securities that they would have received had their Series A Preferred Stock or Series B Preferred shares been converted into Common Stock on the date of such event.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of June 30, 2006, the end of the most recently completed fiscal year:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	N/A	0
Equity compensation plans not approved by security holders (2)	124,666†	N/A	(2)
Total	0	N/A	0

† Shares reported give effect to our September 20, 2006 reverse stock split.

(1)
On August 2, 2006, our board of directors and the requisite number of stockholders, acting by written consent in lieu of a meeting, adopted and ratified the Petals Decorative Accents, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and reserved 5,000,000 (post-reverse split) shares for issuance pursuant to the plan. Shares reserved pursuant to the 2006 Plan have not been included in the table above because the 2006 Plan was adopted after June 30, 2006. For more information regarding the 2006 Plan, please see our Definitive Schedule 14C filed with the SEC on August 29, 2006 (file no. 000-24641).

(2)
The Company has a five-year employment agreement with its President and Chairman which provides that our President, at his sole discretion, may elect to receive all or any part of his base salary in the form of Common Stock of the Company. The value of any common equity to be paid shall be determined as follows: (i) if there exists a public market for the Company’s common equity, then the price per share shall be 75% of the average of the closing trading prices for the ten trading days ending on the trading day immediately prior to the due date, or (ii) if no public market exists for the Company’s common equity, then the board of directors of the Company, in its reasonable good faith judgment, will assign a value. As of June 30, 2006, the Company had deferred payment of approximately $84,150 of salary due to Mr. Hicks pursuant to this employment agreement. Using the closing price of our Common Stock on September 25, 2006, of $0.90, the Company could be required to issue to our President approximately 124,666 shares of our Common Stock in satisfaction of the deferred salary owed as of June 30, 2006. This employment agreement expires on March 31, 2011 and provides for an annual salary of $280,000. This agreement is attached to our current report on Form 8-K filed with the SEC on July 7, 2006, and is incorporated herein by reference.

Transfer Agent and Registrar.

Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Denver, CO 80209-3244; telephone (303) 282-4800.

Item 6. Management’s Discussion and Analysis.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations relates to our historical financial statements for the ten month periods ended July 2, 2005 and June 30, 2006, and should be read in conjunction with those financial statements and the notes thereto. For accounting purposes, the acquisition of the Petals LLC business is accounted for as a reverse acquisition of us (legal acquirer) by Petals LLC (accounting acquirer). As a result, following the Acquisition, the historical financial statements of Petals LLC became the historical financial statements of the Company. We intend to operate the business formerly carried on by Petals LLC, however, the historical operating results of Petals LLC are not necessarily indicative of our future results.

The following management's discussion and analysis of financial condition and results of operations is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent developments and events that have occurred since June 30, 2006 that we believe are important in understanding the results of operations and financial condition and to anticipate future trends. In addition, we have provided a brief description of significant transactions and events that impact the comparability of the results being analyzed.

•
Results of Operations. This section provides an analysis of our results of operations for the ten month periods ended July 2, 2005 and June 30, 2006. From an historical perspective, Petals LLC was deemed to have been the acquirer in the Acquisition and Petals LLC is deemed the survivor of the reorganization. Accordingly, the financial statements presented reflect the historical results of Petals LLC prior to the Acquisition, and of the combined entities following the Acquisition, and do not include the historical financial results of us prior to the consummation of the Acquisition.

•
Financial Condition And Liquidity. This section provides an analysis of our cash flows for the ten month periods ended July 2, 2005 and June 30, 2006, as well as a discussion of recent financing arrangements.

•
Critical Accounting Policies. This section discusses certain critical accounting policies that we consider important to our financial condition and results of operations, and that required significant judgment and estimates on the part of management in application. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying  financial statements.

•	New Accounting Pronouncements. This section discusses newly issued accounting standards and the impact we expect they may have on our financial statements.

Overview

We sell decorative silk flowers, plants and trees, along with complimentary decorative accents, which include mirrors, small furniture pieces, figurines, lamps and rugs. We sell our products through our mail order catalog and website. We import most of the floral stems and other materials used in our products, primarily from China, and assemble them in our facility in Portland, Tennessee. Our order fulfillment is performed on an outsourced basis by a third party at a call center in Martinsville, Virginia and a distribution facility in Portland, Tennessee.

Operations from inception to the Acquisition

Petals LLC acquired control of the assets that now constitute the Petals business in the fall of 2003. Its first priority was to rapidly re-establish the operations of the business. Its goals were to reactivate as many customers as possible from the Old Petals customer database and establish purchasing and distribution systems as quickly as it could.

To accelerate this process, Petals LLC initially outsourced all its assembly and order fulfillment operations. During this start-up period, Petals LLC sought to preserve what it believed to be the company’s core strategic asset, its large direct mail customer database, while developing an operating plan to capitalize on this asset while controlling our cost structure.

•
During the winter and spring of 2004, Petals LLC re-established contact with its customer base, mailing catalogs in January, March, April, May and June. Due to the initial challenges in procurement of inventory, these catalogs offered a limited number of products and included very few proprietary floral arrangements or decorative accent products.

•
In the summer of 2005, Petals LLC assumed responsibility for the assembly of its finished products, within its outsourced vendor’s warehouse facility. In the fall of 2005, Petals LLC established a new assembly facility in leased premises in Portland, Tennessee, giving it complete control over the product assembly process.

•
During the twelve months ended September 5, 2005 (Petals LLC fiscal year 2005), Petals LLC mailed 9.4 million catalogs in 13 mailings, generating approximately 182,000 orders with an average order size, excluding shipping and handling, of $88.36. Approximately 24% of its revenue in fiscal 2005 was attributable to orders placed on its website, generally by recipients of its catalog.

Description of revenues, costs and expenses

Net revenue. Our net revenue is comprised of product sales derived from mailing of catalogs and from visitors to our Internet site, shipping and handling charged on product sales, and revenue from the renting of our mailing list less reductions for bad debt and promotional discounts offered. Net revenues are reduced by credits for product returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or other reasons that can only become known subsequent to recognizing the revenue.

Cost of sales. Our cost of sales includes the cost of finished goods bought directly from the manufacturer or components purchased from our suppliers and assembled at our plant, labor for product assembly, freight associated with the transport of finished goods or components from the manufacturing vendor to our plant, packaging materials used to box and secure our products during shipping to our customers and the freight expense associated with shipping finished products to our customers.

Operating expense. Our operating expense includes credit card fees, telephone expense for its toll free number, order entry fees for telemarketing representatives to take phone calls, answer customer questions relating to products for sales and record any orders, customer service fees to handle after sales questions or concerns, labor related to receiving inventory, inventory storage charges, labor related to picking, packing and shipping of each order and the cost of invoices that get mailed along with the product. We utilize and pay a third party provider for these services at contracted rates. Also included in operating expense is the fixed portion of our manufacturing overhead, including rent, taxes, utilities and equipment rental.

Selling and marketing expense. Our selling and marketing expense consists primarily of the cost of producing, printing and mailing our catalogs. It also includes the cost of commissions paid to affiliate advertising programs, cost of e-mail campaigns and paid search advertising fees, and amortization of the customer database we acquired from Petals LLC.

Administrative expense. Our administrative expense includes salaries and related payroll cost for our executive officers, outside professional consulting and professional fees, insurance, rent and related facilities costs for our Ridgefield, Connecticut headquarters, travel, technology consulting and bank charges and depreciation on equipment.

Factors, trends and challenges that have affected our results of operations

In reading our financial statements, you should be aware of the following factors, trends and challenges that management believes are important in understanding our financial performance, and actions we have taken and plan to take in response.

Initiatives to improve customer acquisition and retention and increase demand per catalog. The cost of producing and mailing catalogs is substantial, amounting to nearly $6 million in the ten months ended June 30, 2006. In order to meet our business objectives, we must leverage this investment by continuing to improve our gross product demand per catalog mailed. Gross product demand is the total value of orders we receive, before deduction for product returns and orders we are unable to fill. Gross product demand per catalog mailed is the gross product demand for any period divided by the total number of catalogs we mail during that period. This is a key measure of the success of our marketing and merchandising efforts.

During the ten months ended June 30, 2006, we mailed 9.2 million catalogs and generated gross product demand of $18.8 million for a demand per catalog of $2.05, a 23% increase over the $1.67 we achieved during the corresponding period of fiscal year 2005. The period over period increase was primarily due to having increased the average number of pages per catalog, along with having circulated a larger portion of total catalog circulation to best buyers. For the fiscal year 2007, we hope to increase demand per catalog. Our plan to achieve an increase for the coming fiscal year is based on increasing the percentage of core buyers to which we mail catalogs, along with continuing to improve merchandising efforts. To stimulate demand, our catalog marketing will include targeted promotional offers which are intended to reinforce the customer loyalty of our existing core buyers, reestablish a relationship with lapsed buyers and accelerate the acquisition of new buyers.

To increase demand, our merchandising will focus on reintroducing the catalog’s prior top selling, designer-created, silk botanicals, in combination with introducing new silk botanical products that capture current home design trends and complement the mix of existing products. We are looking to add personnel to our product design staff to increase our ability to introduce successful new floral designs. Catalog creative efforts will increasingly present product in lifestyle settings. We will utilize more location photography to accomplish this.

Initiatives to enhance and maintain our catalog yields. Our merchandising planning cycle is long and typically takes about nine months, including product planning and design, manufacture of components by our suppliers in Asia, transport to our assembly facility by ship and product assembly in our facility. We currently plan each catalog nine or more months in advance, in order to offer the best and most current product and meet our manufacturers’ lead times, so as to have sufficient quantities of appropriate, high quality merchandise on hand with which to fill orders.

When Petals LLC first commenced operations, its ability to plan and choose the product assortment based on projected customer response; as well as to obtain the necessary merchandise in the correct quantity was limited. As a result Petals LLC experienced inventory shortages and low product fill rates due to unavailability of merchandise. This is an area we are still striving to improve.

We believe that a typical product return rate in our industry is in the range of 4% to 6% and that typical lost fill rates are in the range of 6% to 8%. In order to achieve our business objectives, we will need to achieve and then maintain our yields at or near those levels. For the ten months ended June 30, 2006, our return rate was nearly 8% of gross revenue shipped and our lost fill was approximately 13% of product demanded by our customers. In comparison, for the ten months ended July 2, 2005, returns were 7% and lost fill was 12%. The decreased performance in these areas was due to delivery and customer servicing problems on the part of our former package shipping company which increased product returns and cancelled orders for product orders taken between February and April of 2006.

We are currently using another premium shipping vendor to service customer package orders and we are in the process of enhancing inventory management systems in an effort to improve product fill levels and reduce product return rates.

Initiatives to reduce cost of sales and improve the efficiency of our supply chain. We purchase most of the components we use in assembling our products, and some finished goods, primarily decorative accessory products, from suppliers in China. Although the cost of the products that we purchase is advantageous in China, the long lead times associated with the manufacturing and shipping of the goods to the United States often require us to commit capital resources for as long as three months before inventory is received.

The long lead times for components from our suppliers in China also require us to buy in larger quantities than are optimal, resulting in high inventory levels, inventory turns which are below optimal levels and increased risk of inventory obsolescence. In addition, shipping product from China to our distribution center is expensive, averaging approximately 12% of the total cost of goods sold.

We are currently looking to expand our overseas floral vendor base in an effort to reduce our cost of goods sold. In addition, our purchases of existing core floral stems are being put out to bid to multiple existing vendors to help reduce the cost of our current product assortment.

A significant component of our cost of goods sold is the cost of assembly of our products. In order to expedite the start-up of the business in 2004, Petals LLC contracted with our current operations vendor, Accretive Commerce, to receive inventory and assemble its products at a facility located in Tennessee. During the first half of calendar 2005, Petals LLC concluded that it would be more cost effective to undertake control of the assembly operations itself. As a result, Petals LLC assumed responsibility for the assembly of finished products commencing in June 2005, by leasing space within Accretive Commerce’s Tennessee operations facility.

In October 2005, Petals LLC entered into a three-year lease of a 54,000 square foot warehouse facility in Portland, Tennessee. Petals LLC started assembling product within this facility in November 2005. The new procedures have resulted in lower assembly costs as well as significant increases in productivity per employee labor hour.

Initiatives to reduce order fulfillment costs. Upon commencing operations in 2003, Petals LLC used an outside vendor for its product distribution and call center functions. We have entered into a three- year lease, starting August of 2006, to utilize a 75,000 scalable facility in Portland, Tennessee to serve as our own distribution center. The facility is scheduled to be fully operational by January of 2007. Our goal is to reduce warehouse and product distribution cost per order, although no assurances can be given that we will achieve this goal. This facility will be financed by the proceeds of a private placement of unsecured promissory notes completed on June 16, 2006, which is described in more detail under the heading “Recent Developments” below.

Initiatives to tighten inventory controls. We are in the process of implementing measures to improve inventory management and control. A warehouse management system is being installed that will increase management’s visibility to inventory levels, along with optimizing the efficiency of how product is shipped to customers. The second piece of improving inventory management is to create the data flow of all customer order information into our internal software system. Both internal and external information technology personnel are currently executing this initiative.

Our inventory management initiatives are scheduled for completion by the end of December 2006. Successful completion is critical to our plan to transition product fulfillment from our current third party provider to managing these processes in-house.

Initiative to reduce telemarketing costs. We will continue to outsource telemarketing operations for the foreseeable future. We are currently evaluating our options for third-party vendors and have begun soliciting bids for future telemarketing contracts. The selection of a telemarketing provider for calendar year 2007 and a transition to the selected vendor will not likely occur prior to January or February of 2007. The timely and successful transition of this function is critical to business operations.

Initiatives to enhance our internet website. Recent enhancements have been made to our consumer website in an effort to increase online sales. Our print catalog was launched electronically on the Petals.com website in August of 2006. Electronic catalogs will enable customers to shop coordinated collections of products in an easy manner, as they can view product collections in a single page view. It is hoped that this will help increase online sales conversion and average order levels.

In July of 2006, we launched online product zoom functionality, allowing shoppers the ability to view products in greater detail than typically available through traditional website and print catalog images. Product zoom should help accentuate the fine craftsmanship and quality of our products and give customers added confidence that our silk florals are accurate reproductions of fresh florals.

Critical accounting policies and estimates

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, restructuring, impairments, contingencies and litigation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies discussed below are those that we consider to involve estimates based on assumptions about matters that are highly uncertain at the time the estimate is made, and where different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially affect its financial statements.

Revenue recognition. Our revenue is comprised of product sales derived from:

•	product sales derived from mailing of catalogs to our core customer base and to prospective customers and from visitors to our Internet site,

•	shipping and handling revenue charged on product sales, and

•	revenue from the renting of our mailing list.

Generally, sales orders are received via signed customer orders to our call center or via the Internet with stated fixed prices based on published prices set forth in our catalogs and on our Web site. We record estimated reductions to product revenue for customer promotional programs, which may include special volume incentives, free shipping and handling, percent off purchase, free gift with purchase and other promotions. Should market conditions decline, we may increase customer incentives with respect to future sales.

We also record estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue. Purchased products may be returned by customers for a period of 30 days. Our sales returns, as a percentage of product revenue shipped, have typically run between 5 to 10% and averaged around 7%. If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required and made.

Approximately 90% of all sales are made by charging customer credit cards at the time of shipment. Shipment is not made if the charge to the credit card is not accepted. Approximately 10% of orders are paid by check. Revenues from the rental of our mailing list are recognized when the party renting the list is invoiced by our third party list manager.

Inventory valuation. Inventories are valued at the lower of cost or market. Cost is determined by the average cost method. We record reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and sales forecasts. If market acceptance of our existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. Any such write-downs would increase our cost of sales. Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. At June 30, 2006, we had obsolete inventory reserves totaling approximately $300,000.

Long-lived assets, including intangible assets. Petals LLC acquired the customer database as part of the assets purchased from the creditors of Old Petals in 2003. The customer database is being amortized on a straight-line basis over 5 years. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved.

Recent Developments

Adoption of Stock Incentive Plan. On August 2, 2006, our board of directors and the requisite number of stockholders, acting by written consent in lieu of a meeting, approved the adoption of the Stock Incentive Plan. Under the Code, stockholder approval of the Plan is necessary for stock options relating to the shares issuable under the Stock Incentive Plan to qualify as incentive stock options under Section 422 of the Code. The Stock Incentive Plan authorizes the grant of stock options to purchase common stock intended to qualify as incentive stock options, as defined in Section 422 of the Internal Revenue Code, nonstatutory stock options, awards of restricted stock, unrestricted stock, performance share awards and stock appreciation rights. Our officers, directors, employees, consultants and advisors are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan initially authorizes the issuance of awards for up to 15,000,000 pre-split (or 5,000,000 post-split) shares of our Common Stock.

Change in Control - Transaction with Petals LLC. On June 23, 2006, we entered into the Contribution Agreement, pursuant to which we agreed to acquire substantially all the assets of Petals LLC in exchange for the assumption by us of all but certain specified liabilities of Petals LLC and the issuance to Petals LLC of shares of our capital stock. On June 30, 2006, pursuant to the Contribution Agreement, we completed the Acquisition. At the effective time of the Contribution Agreement, we issued to Petals shares of our Series A Preferred Stock and Series B Preferred Stock, and shares of our Common Stock, as follows:

•	10,800 shares of Series A Preferred Stock;
•	240 shares of Series B Preferred Stock; and
•	90,000,000 shares (pre-split) of Common Stock.

The assets acquired by us consist of cash in the amount of approximately $1.3 million, and all of the assets and property, real, personal and mixed, tangible and intangible, used in or forming a part of the business of Petals LLC. The liabilities assumed by us consisted of substantially all of the liabilities of Petals LLC, including, trade payables and obligations of Petals LLC for borrowed money, but excluded term indebtedness of Petals LLC to certain of its equity holders identified in the Contribution Agreement. For more information regarding the assets and liabilities of Petals LLC assumed by us in the Acquisition, please see our current report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

Amendment to Master Services Agreement with NewRoads, Inc. Since commencing operations in 2003, Petals LLC has used an outside vendor, Newroads, Inc. (recently renamed Accretive Commerce), for warehouse and product distribution functions. On May 4, 2006, Petals LLC was notified by Accretive Commerce that Accretive Commerce believed that Petals LLC had defaulted under the terms of the Master Services Agreement between the two parties and that Petals LLC owed Accretive Commerce approximately $845,000, which included a retroactive consumer price index adjustment to fees paid and owed over the past sixteen months. On May 11, 2006, Petals LLC agreed to pay Accretive Commerce in accordance with the demand letter and entered into an amendment to the Master Services Agreement. Pursuant to this amendment, Petals LLC provided Accretive Commerce with an irrevocable bank letter of credit for $200,000 to secure future payment of fees. In addition, the payment terms of the Master Services Agreement were changed such that weekly fees would be billed in advance and would later be reconciled to actual billings and adjusted accordingly. The amendment also provided that the term of the Master Services Agreement would be changed such that Accretive Commerce would have the option of extending the contract to January 31, 2007 and if terminated earlier, Petals LLC would be required to pay a termination payment equal to the product of (a) the greater of (i) $35,000, or (ii) the average weekly billing for the last 12 months pursuant to the Master Services Agreement, multiplied by (b) the number of weeks remaining in the contract.

Temporary Disruption of our Outbound Shipping. In January of 2006, Petals LLC hired Total Logistic Services, or TLS, as its principal package consolidator partner responsible for the transport and delivery of customer packages to United Postal facilities throughout the country. Soon thereafter, Petals LLC’s third party inbound telemarketing service provider began receiving high numbers of complaints from customers, with customers complaining that they received product shipments late, or hadn’t received product orders at all. As a result, Petals LLC terminated its contract with TLS in late April and reshipped thousands of customer orders with a new package-shipping vendor in an effort to satisfy customer demand.

Petals LLC was subsequently informed that TLS had failed to transport over 13,000 customer packages into the postal system. Petals LLC successfully recovered unshipped packages from the vendor’s warehouses and returned them to inventory. We now use FedEx as our package consolidator vendor.

Customer service problems arising from TLS delivery issues had a significant impact on operating results for the ten months ended June 30, 2006. We experienced higher product return rates due to TLS’s inability to service our customers and had a higher cost of goods sold due to the need to reship thousands of customer orders that were either delivered late, or never delivered. In addition, customer service calls were elevated, as customers inquired as to the status of undelivered packages. We were required to pay our operations vendor significant telemarketing fees and overtime operation labor fees in order to handle excess customer service calls and the replacement of product orders.

It is estimated that the TLS problems increased losses for the ten months ended June 30, 2006 by over $700,000. It is anticipated that these problems will continue to impact operating results through the first quarter of our 2007 fiscal year.

Inventory Adjustment. At end of May 2006 a physical inventory was taken at our assembly facility in Portland, Tennessee, which uncovered a shortfall in inventory of $349,000. The shortfall is believed to be the result of procedural failures resulting from a lack of a warehouse management system being in place. A warehouse management system is scheduled to be fully implemented by the end of December 2006, but until that time we are susceptible to further procedural failures that could result in inaccuracies in valuing the inventory.

Issuance of unsecured promissory notes. On June 16, 2006, Petals LLC sold nonnegotiable unsecured term promissory notes in the aggregate principal amount of $2,135,000 to fifteen investors (the “Bridge Notes”). The aggregate gross proceeds of the offering were $1,525,000. The Bridge Notes do not bear interest, but instead were issued at a discount to their face amount. Each Bridge Note has a principal amount due at maturity equal to one hundred forty percent (140%) of the amount paid to purchase the Bridge Note. As of June 30, 2006, there was an aggregate of $2,135,000 in principal amount of the Bridge Notes outstanding.

The Bridge Notes are due in full on December 31, 2007. Pursuant to terms of the Bridge Notes, we must prepay the Bridge Notes in quarterly installments on the 15th day of January, April, July and October, beginning with January 15, 2007 and continuing until the earlier of the Bridge Notes being paid in full or the maturity date. On each quarterly prepayment date, each Bridge Note holder will receive its pro-rata portion (based on the aggregate amount of the outstanding principal of all of the Bridge Notes) of the amount equal to the product of the (i) the number of orders shipped by the Company during the previous quarter multiplied by (ii) $2.00. For example, if we were to complete 70,000 orders between September 1, 2006 and December 31, 2006, the aggregate amount of the first payment due to the holders of the Bridge Notes on January 15, 2007 would be $140,000.

The approximately $1.3 million of cash proceeds of the Bridge Notes were acquired by us, and the obligations associated with the Bridge Notes were assumed by us as part of the Acquisition. Approximately $175,000 of the proceeds was used by Petals LLC to pay down a portion of the revolving line of credit from Southridge Partners LP and Southshore Capital Fund, Ltd. Our president and chairman, Stephen M. Hicks, and our director Henry Sargent, are affiliated with both Southridge LP and Southshore Capital Fund, Ltd. The Form of Note Subscription Agreement and the Form of Nonnegotiable Unsecured Promissory Note sold in this offering are attached to our current report on Form 8-K, filed with the SEC on July 7, 2006, as exhibits 10.21 and 10.22 respectively.

New Distribution Center. In July 2006, we entered into a lease, effective August 2006, for a 75,000 square foot scalable facility in Portland, Tennessee to serve as our own distribution center. Our goal is to reduce our warehouse and product distribution cost per order by approximately 35%, although no assurances can be given that we will achieve this goal. The capital expense for this transition is estimated at $600,000. In addition, we anticipate approximately $200,000 of additional costs to be incurred in connection with transitioning our fulfillment functions from our outside vendor to our new facility. A majority of the proceeds of the Bridge Notes will be utilized to finance the commissioning of this new facility and the transitioning of our fulfillment function to the new facility. We do not anticipate this facility to be operational before the beginning of February 2007.

Executive Summary

The primary objectives for the ten months ended June 30, 2006 were to start growing the revenue base to a level capable of absorbing the company’s fixed expense structure, while reestablishing the customer loyalty of our large customer database. Gross revenue increased by 33.69% for the ten months ending June 30, 2006 compared to the same period in 2005, with Internet revenue growing by over 75%.

Other objectives for the ten months ended June 30, 2006 were to establish an independent product assembly facility and to start planning the transition of all product warehouse and shipping operations to a Petals-operated warehouse facility. We successfully launched our new product assembly operations in November of 2005 and plan to launch a new product shipping facility in January of 2007.

Results of Operations

Ten month periods ended June 30, 2006 and July 2, 2005

The following table sets forth our results of operations data for the ten months ended June 30, 2006 and July 2, 2005 as a percentage of our net revenue, and the percentage change in the dollar amount of each item from the ten months ended July 2, 2005 to the ten months ended June 30, 2006.

	Ten Months Ended
	June 30, 2006	July 2, 2005	Percentage change 2005 to 2006

Net revenue	100.0%	100.0%	32.12%
Cost of sales	51.78%	50.78%	34.71%
Gross profit	48.22%	49.22%	29.44%

Operating expense	23.48%	19.51%	59.01%
Selling and marketing expense	35.41%	33.68%	38.90%
Administrative expense	18.29%	20.55%	19.23%
Interest expense	2.55%	.40%	736.41%

Net loss	(32.40)%	(25.93)%	65.06%

Net revenue. Net revenue increased 32.12%, from $12.7 million in the ten months ended July 2, 2005 to $16.7 million in the ten months ended June 30, 2006. The increase was due primarily to the increase in the number of catalogs mailed, from 8.3 million in the ten months ended July 2, 2005 to 9.2 million in the comparable period in fiscal year 2006, an increase in average catalog page count from 52 pages in the ten months ended July 2, 2005 to 66 pages in the ten months ended June 30, 2006, an increase in web demand from $3.2 million the ten months ended July 2, 2005 to $5.7 million in the ten months ended June 30, 2006 and having a larger 12-month buyer list to mail to which typically results in higher demand per catalog.

Costs of sales. Cost of sales increased 34.71%, from $6.4 million in ten months ended July 2, 2005 to $8.7 million in the ten months ended June 30, 2006. The increase in dollar amount was primarily attributable to increased volume of products shipped in 2006. We realized lower labor cost resulting from having assumed responsibility for our assembly operations and improved product sourcing resulting in lower costs for decorative accessory products. These savings were offset, however, by the cost of reshipping product connected with the TLS package shipping problem and an inventory shrinkage adjustment.

Gross profit. Gross profit increased 29.44%, from $6.2 million in the ten months ended July 2, 2005 to $8.1 million in the ten months ended June 30, 2006. Our gross margin, or gross profit as a percentage of net revenue, decreased from 49.22% in the ten months ended July 2, 2005 to 48.22% in the ten months ended June 30, 2006. The decrease in our gross margin was due primarily to the cost of reshipping product connected with the TLS delivery problems and an inventory shrinkage adjustment.

Operating expense. Our operating expense increased 59.01%, from $2.5 million in the ten months ended July 2, 2005 to $3.9 million in the ten months ended June 30, 2006. Operating expense as a percentage of net revenue increased from 19.51% in the ten months ended July 2, 2005 to 23.48% in the ten months ended June 30, 2006. The increase in dollar amount was attributable primarily to increased variable call center and distribution costs payable to our third party fulfillment subcontractor as a result of our higher sales volumes. The increase as a percentage of sales was primarily due to a retroactive consumer price index adjustment charged by our third party vendor along with the costs associated with servicing customer orders resulting from the TLS delivery problems.

Selling and marketing expense. Our selling and marketing expense increased 38.90%, from $4.3 million in the ten months ended July 2, 2005 to $5.9 million in the ten months ended June 30, 2006. Selling and marketing expense as a percentage of net revenue increased from 33.68% in the ten months ended July 2, 2005 to 35.41% in the ten months ended June 30, 2006. The increase in dollar amount was primarily attributable to the cost of producing and mailing the larger number of catalogs we mailed in 2006. The increase as a percentage of sales is primarily due to catalog expense rate increases in the areas of catalog postage and catalog paper.

Administrative expense. Administrative expense increased 19.23%, from $2.6 million in the ten months ended July 2, 2005 to $3.1 million in the ten months ended June 30, 2006. Administrative expense as a percentage of net revenue decreased from 20.55% in the ten months ended July 2, 2005 to 18.29% in the ten months ended June 30, 2006. The increase in dollar amount was due primarily to legal and accounting expenses related to the acquisition of the Petals LLC business, along with an increase in corporate personnel to manage our growing operations.

Interest expense. Interest expense increased 736.41%, from $.05 million in the ten months ended July 2, 2005 to $.4 million in the ten months ended June 30, 2006. The increase was primarily attributable to the conversion of $5,000,000 from our revolving credit line carrying interest at the rate of 2.5% to term notes carrying interest at the rate of Prime +2%, plus higher outstanding debt balances carried throughout the year.

Seasonality

The Petals business is highly seasonal. Approximately 40% of revenues are generated during the months of October through December. We typically realize about 33% of annual marketing expense during the same time period. Our operating results are thus dependent on the success of sales and through-put during such time period.

Liquidity and Capital Resources

Petals LLC funded the business operations through loans and the issuances of preferred economic membership interests. The loans assumed by us in the Acquisition are as follows:

Bank. We have assumed a five-year $1,500,000 revolving line of credit from a bank that matures in December 2009 and requires monthly payments of interest. Interest is charged at the rate of one percentage point above the prevailing interest rate, as defined. This credit facility is guaranteed by our president and chairman and an entity controlled by him and is collateralized by all of business assets acquired in the Acquisition and real estate owned by an entity controlled by our president and chairman. The revolving credit line requires an annual 30-day cleanup period. Petals LLC was unable to effect a cleanup period in 2005. Our average month-end balance outstanding for the ten months ended June 30, 2006 under the line of credit was $1,500,000. The outstanding principal balance at June 30, 2006 was $1,500,000, and no amount was available for additional borrowing under the line of credit.

Term Loans. We have assumed from Petals LLC two (2) three-year term notes in the aggregate principal amount of $5,000,000 extended by two entities that are affiliated with our president and chairman that mature in December 2008 and bear interest at the rate of two percentage points above prime. Interest accruing on these term notes is payable, at the election of the lenders, in our common equity. Our indebtedness under these term notes is reflected as long-term debt due to affiliate on the accompanying balance sheets. The term notes require us to obtain the lenders’ consent to enter into certain agreements and transactions, including mergers, declaring dividends on our common stock, or make any changes in accounting principles except those required under accounting principles generally accepted in the United States. The term notes become due upon the occurrence of (1) the issuance of any debt or equity securities (in any combination) by Petals in one or more related transactions in exchange for cash consideration of at least $15,000,000, (2) a sale or transfer of all or substantially all of its assets to another person, or (3) a transaction that results in a change in control.

Sources and uses of cash

Operating activities. Net cash used by operating activities for the ten months ended June 30, 2006 was $3.7 million. The main use of funds was to finance our operating loss of $5.4. This use was partially offset by a $1.4 million increase in its accounts payable and accrued expenses.

Investing activities. Net cash used in investing activities was $0.3 million for the ten months ended June 30, 2006, which was primarily attributable to fixed asset acquisitions, principally computer equipment and software.

Financing activities. Our financing activities provided net cash in the amount of $3.9 million the ten months ended June 30, 2006, consisting of borrowings of $1.5 million under our bridge notes, and of $2.9 million under the lines of credit from entities affiliated with our president and chairman and offset by a reduction in our bank overdraft of $0.5 million.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our contractual cash obligations at June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years
Debt	$8,076,326	$121,326	$6,455,000	$1,500,000
Interest on Debt	2,602,077	957,077	1,585,000	60,000
Operating Leases	1,834,614	683,111	1,128,615	22,888
Purchase Obligations	980,000	980,000	—	—
Employment Contracts	$1,400,000	$350,000	$840,000	$210,000

Recently Issued Accounting Pronouncements

SFAS No. 123R

On December 16, 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and Amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” approach or (2) a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share based payments granted after the effective date and (b) the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach, includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. As of September 25, 2006, we do not have any outstanding stock incentive awards and we are currently evaluating which method to adopt for future awards.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since we do not have the benefit of tax deductions in excess of recognized compensation cost, because of our net operating loss position, this change will have no immediate impact on our financial statements.

SFAS No. 151

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), “Inventory Costs, an Amendment of ARB 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005; however, early adoption is permitted for inventory costs incurred during fiscal years beginning after November 2004. We are assessing what effect, if any, adopting SFAS No. 151 has had on our financial position or results of operations.

SFAS No. 154

On June 7, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this standard does not change the transition provisions of any existing accounting pronouncements. We will determine the impact of this standard on our consolidated financial statements should an accounting change or error correction occur.

SFAS No. 155

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on our consolidated financial position or our results of operations.

FIN No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will become effective for the Company beginning in fiscal 2008. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

Management does not believe that there are any recently issued but not yet effective accounting pronouncements that, if adopted by the Company, would have a material effect on the accompanying financial statements.

Item 7. Financial Statements.

Petals’ financial statements together with the related notes and the report of Most & Company LLP, an independent registered public accounting firm, are set forth beginning on page F-1 of this Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in our Current Report on Form 8-K filed with the SEC on August 25, 2006, which is incorporated herein be reference, on August 21, 2006, following approval from our board of directors, we terminated Spector & Wong, LLP ("Spector") as our registered independent certified public accountant. Spector audited our financial statements for the fiscal year ended June 30, 2005.

Spector's report on our financial statements for the fiscal year ended June 30, 2005 did not contain any adverse opinion or disclaimer of opinion and were not qualified as audit scope or accounting principles. The report of Spector for the fiscal year ended June 30, 2005, was qualified in that adverse financial conditions identified by the accountants raised substantial doubt about our ability to continue as a going-concern. During the fiscal year ended June 30, 2005, and in the subsequent interim periods through the date of this current report, (i) there were no disagreements between us and Spector on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Spector, would have caused Spector to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no "reportable events," as defined in Item 304(a)(1)(iv) of Regulation S-B of the Securities Exchange Act of 1934, as amended. The decision to replace Spector was not the result of any disagreement between Spector and us on any matter of accounting principle or practice, financial statement disclosure or audit procedure. Our board of directors deemed it in the best interests of Petals to change independent auditors following the closing of the Acquisition.

On August 21, 2006, our board of directors approved the appointment of Most & Company LLP, as our independent registered public accounting firm. The financial statements for Petals LLC for fiscal years ended September 3, 2005 and August 28, 2004 were audited by Most & Company LLP.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Petals maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2006.

Changes in internal controls over financial reporting. There were no changes in Petals’ internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On August 27, 2006, Stephen Hieber tendered his resignation as Chief Financial Officer of the Company. To the knowledge of the Company’s executive officers, Mr. Hieber’s resignation was not due to any disagreement with the Company’s operations, policies or practices. The Board of Directors of the Company has not yet chosen a permanent replacement for Mr. Hieber. Until a replacement for Mr. Hieber has been hired, the extent to which our financial and general administrative functions will have oversight and monitoring will be limited. Management believes that at this time, in light of existing newly instituted staff and controls and the ongoing search for a new chief financial officer, the risks associated with the departure of Mr. Hieber are largely mitigated.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Certain information relating to our directors, executive officers, promoters and control persons is incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of fiscal 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2006.

Section 16 Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our executive officers and directors, as well as persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of such forms received by us or written representations from certain reporting persons provided to us, we believe that during the fiscal year ended June 30, 2006 all applicable filing requirements were complied with by our executive officers and directors.

Initial reports under Section 16(a) of the Securities Exchange Act of 1934 were not timely filed by Messrs. Dorzback, Hieber and Yenidjeian. These delayed reports did not involve any transaction in our common stock but rather were related to each individual’s election as officers of the Company on June 30, 2006, in connection with the Acquisition. The Company is not aware of any outstanding report required to be filed by any of Messrs. Dorzback, Hieber and Yenidjeian.

Item 10. Executive Compensation.

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of fiscal 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information relating to security ownership of certain beneficial owners and related stockholder matter is incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of fiscal 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2006.

Item 12. Certain Relationships and Related Transactions.

Certain information relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of fiscal 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2006.

Item 13. Exhibits.

Petals hereby files as part of this annual report on Form 10-KSB the exhibits listed in this Item 13 below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Securities and Exchange Commission in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the Web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 8-K	Form	Filing Date	Exhibit No.

2.1	Contribution Agreement by and between Petals Decorative Accents LLC and ImmunoTechnology Corporation, dated June 23, 2006.	8-K	June 30, 2006	10.1
2.2	Bill of Sale and Assignment by and between Petals Decorative Accents LLC and ImmunoTechnology Corporation, dated June 30, 2006.	8-K	July 7, 2006	2.2
2.3	Assignment and Assumption Agreement by and between Petals Decorative Accents LLC and ImmunoTechnology Corporation, dated June 30, 2006.	8-K	July 7, 2006	2.3
3.1	Amended and Restated Certificate of Incorporation of ImmunoTechnology Corporation.	Schedule 14C	August 29, 2006	ANNEX A
3.2	Second Amended and Restated Bylaws of ImmunoTechnology Corporation, as adopted by the Board of Directors on August 2, 2006.	8-K	August 4, 2006	3.3

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 8-K	Form	Filing Date	Exhibit No.

10.1	Form of Payment of Debt, Notice of Conversion and Subscription for Shares Agreement by and among ImmunoTechnology Corporation and certain creditors of ImmunoTechnology Corporation.	8-K	July 7, 2006	10.1
10.2	Master Service Agreement by and between Petals Decorative Accents LLC and NewRoads, Inc., dated January 1, 2004.	8-K	July 7, 2006	10.2
10.3	Amendment #1, dated January 12, 2004, to the Master Service Agreement by and between Petals Decorative Accents LLC and NewRoads, Inc., dated January 1, 2004.	8-K	July 7, 2006	10.3
10.4	Amendment #2, dated May 11, 2006, to the Master Service Agreement by and between Petals Decorative Accents LLC and NewRoads, Inc., dated January 1, 2004.	8-K	July 7, 2006	10.4
10.5	Agreement by and between Petals Decorative Accents LLC and RR Donnelley, dated March 3, 2005.	8-K	July 7, 2006	10.5
10.6	Service Contract by and between Petals Decorative Accents LLC and Maersk Sealand, dated December 21, 2005.	8-K	July 7, 2006	10.6
10.7	Employment Agreement by and between Petals Decorative Accents LLC and James Hersh, dated October 1, 2004.	8-K	July 7, 2006	10.7
10.8	Employment Agreement by and between Petals Decorative Accents LLC and Christopher Topping, dated August 12, 2004.	8-K	July 7, 2006	10.8
10.9	Employment Agreement by and between Petals Decorative Accents LLC and Stephen M. Hicks, dated March 31, 2006.	8-K	July 7, 2006	10.9

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 8-K	Form	Filing Date	Exhibit No.

10.10	Commercial Line of Credit and Loan Agreement by and among Petals Decorative Accents LLC, Southridge Holdings, LLC and Fairfield County Bank Corp., dated December 10, 2004.	8-K	July 7, 2006	10.10
10.11	Loan Agreement by and among Petals Decorative Accents LLC, Southridge Holdings, LLC and Fairfield County Bank Corp., dated December 10, 2004.	8-K	July 7, 2006	10.11
10.12	Security Agreement by and among Petals Decorative Accents LLC, Southridge Holdings, LLC and Fairfield County Bank Corp., dated December 10, 2004.	8-K	July 7, 2006	10.12
10.13	Loan Assumption and Consent by and among Petals Decorative Accents LLC, Southridge Holdings, LLC, Stephen M. Hicks, ImmunoTechnology Corporation and Fairfield County Bank Corp., dated June 30, 2006.	8-K	July 7, 2006	10.13
10.14	Loan and Security Agreement by and among Petals Decorative Accents LLC and Southshore Capital Fund, Ltd. and Southridge Partners, LP, dated January 3, 2005.	8-K	July 7, 2006	10.14
10.15	Consent to Transfer of Term Loans by and among Petals Decorative Accents LLC, Southshore Capital Fund, Ltd., and Southridge Partners, LP, dated June 22, 2006.	8-K	July 7, 2006	10.15
10.16	Lease Agreement by and between Petals Decorative Accents LLC and Southridge Holdings, LLC, dated January 16, 2006.	8-K	July 7, 2006	10.16
10.17	Consent to Transfer of Lease by and between Petals Decorative Accents LLC and Southridge Holdings, LLC, dated June 22, 2006.	8-K	July 7, 2006	10.17
10.18	Lease Agreement by and among Petals Decorative Accents LLC and Oscar Smith and Peggy Smith, dated August 24, 2005.	8-K	July 7, 2006	10.18
10.19	Consent to Transfer of Lease by and among Petals Decorative Accents LLC and Oscar Smith and Peggy Smith, dated June 20, 2006.	8-K	July 7, 2006	10.19

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 8-K	Form	Filing Date	Exhibit No.

10.20	Sublease Agreement by and between Petals Decorative Accents LLC and NewRoads, Inc., dated May 6, 2005.		8-K	July 7, 2006	10.20
10.21	Form of Subscription Agreement by and between Petals Decorative Accents LLC and the investors in the offering of nonnegotiable unsecured promissory notes completed on June 16, 2006.		8-K	July 7, 2006	10.21
10.22	Form of Nonnegotiable Unsecured Promissory Note made by Petals Decorative Accents LLC and issued to investors in the offering of nonnegotiable unsecured promissory notes completed on June 16, 2006.		8-K	July 7, 2006	10.22
10.23	Contract for Technology Support Services between Petals Decorative Accents LLC and Southridge Technology Group, LLC, dated January 9, 2004.		8-K	July 7, 2006	10.23
10.24	Lease Agreement dated July 17, 2006, by and between Petals Decorative Accents LLC and Smith and Cheynne Properties, LLC.	X

10.25	Petals Decorative Accents, Inc. 2006 Stock Incentive Plan		Schedule 14C	August 29, 2006	ANNEX B
16.1	Letter of Spector & Wong, LLP dated August 23, 2006 regarding change in certifying accountant.		8-K	August 25, 2006	16.1
31.1	Certification by President of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by President of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

Item 14. Principal Accountant Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of fiscal 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2006.

PETALS DECORATIVE ACCENTS, INC.

The following financial statements are not required to be included in this Form 10-KSB but have been included for informational purposes only.

PETALS DECORATIVE ACCENTS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Petals Decorative Accents, Inc.
Ridgefield, Connecticut

We have audited the accompanying balance sheet of Petals Decorative Accents, Inc. as of June 30, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the ten month period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petals Decorative Accents, Inc. as of June 30, 2006 and the results of its operations and its cash flows for the ten month period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit of $15,402,947 at June 30, 2006 and had a net loss and cash used in operations of $5,416,535 and $3,640,082, respectively, in the ten month period ended June 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Most & Company, LLP

New York, NY
September 19, 2006

PETALS DECORATIVE ACCENTS, INC.

Balance Sheet

June 30, 2006
ASSETS

CURRENT ASSETS:
Cash	$563
Restricted cash	897,064
Accounts receivable	111,759
Inventories	3,901,422
Prepaid catalog expenses	534,252
Other current assets	319,422
Total current assets	5,764,482

Equipment	645,378
Accumulated depreciation	(247,743)
Net	397,635

Customer lists	290,959
Accumulated amortization	(144,038)
Net	146,921

Other long-term assets	83,450

TOTAL ASSETS	$6,392,488

PETALS DECORATIVE ACCENTS, INC.

Balance Sheet (Cont.)

June 30, 2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable - bank	$1,500,000
Notes payable	121,326
Bank overdraft	19,152
Accounts payable	2,276,228
Accrued expenses	896,828
Total current liabilities	4,813,534

Notes payable to affiliate	5,000,000
Bridge notes payable - face amount	2,135,000
Less original issue discount on bridge notes	(610,000)
Total liabilities	11,338,534

Stockholders’ deficit:
Preferred stock, par value $0.00001; 9,988,960 shares authorized; none outstanding	—
Series A Preferred Stock, par value $0.00001 per share, 10,800 shares designated, issued and outstanding (aggregate liquidation value equal to $10,800,000)	—
Series B Preferred Stock, par value $0.00001 per share, 240 shares designated, issued and outstanding	—
Common Stock, par value $0.00001 per share; 100,000,000 shares authorized; 32,050,000 shares issued and outstanding	320
Additional paid-in capital	10,456,581
Accumulated deficit	(15,402,947)

Total stockholders’ deficit	(4,946,046)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,392,448

See notes to financial statements.

PETALS DECORATIVE ACCENTS, INC.

Statements of Operations

	Ten Months Ended
	June 30, 2006	July 2, 2005
		(unaudited)

Gross revenue	$18,151,550	$13,576,860
Less: returns and allowances	(1,434,884)	(923,942)
Net revenue	16,716,666	12,652,918

Cost of goods sold	8,655,848	6,425,559
Gross profit	8,060,818	6,227,359

Operating expenses	3,925,365	2,468,705
Selling and marketing expense	5,918,945	4,261,351
Administrative expense	3,056,795	2,603,557
Depreciation and amortization expense	150,164	124,325
Interest expense	426,084	50,942
Net loss	$(5,416,535)	$(3,281,521)

Loss per share, basic and diluted	$(0.17)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	32,050,000	32,050,000

See notes to financial statements.

PETALS DECORATIVE ACCENTS, INC.

Statement of Stockholders’ Deficit

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance July 1, 2004	—	$—	—	$—	1,666,672	$17	$442,027	$(619,784)	$(177,740)
Stock options exercised	—	—	—	—	40,000	—	12,000	—	12,000
Issuance of stock options in lieu of notes payable	—	—	—	—	—	—	32,884	—	32,884
Contributed services	—	—	—	—	—	—	31,000	—	31,000
Net loss for the fiscal year ended June 30, 2005	—	—	—	—	—	—	—	(323,791)	(323,791)
Balance June 30, 2005	—	—	—	—	1,706,672	17	517,911	(943,575)	(425,647)
Issuance of common stock for debt	—	—	—	—	343,328	3	139,512	—	139,515
Contributed services	—	—	—	—	—	—	31,000	—	31,000
Effects of Acquisition	10,800	—	240	—	30,000,000	300	9,768,158	(9,042,836)	725,622
Net loss for the period ended June 30, 2006	—	—	—	—	—	—	—	(5,416,535)	(5,416,535)
Balance June 30, 2006	10,800	$—	240	$—	32,050,000	$320	$10,456,581	$(15,402,947)	$(4,946,046)

See notes to financial statements.

PETALS DECORATIVE ACCENTS, INC.

Statements of Cash Flows

	Ten Months Ended June 30,	Ten Months Ended July 2,
	2006	2005
		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,416,536)	$(3,281,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,164	124,325
Changes in current assets and liabilities:
Decrease (increase) in restricted cash	(140,619)	689,250
Decrease in accounts receivable	18,323	117,737
Decrease (increase) in inventories	276,022	(2,580,452)
Decrease (increase) in prepaid expenses and other	233,382	(69,772)
Decrease (increase) in other current assets Decrease (increase) in other assets	(175,066) 6,270	— (102,421)
Increase in accounts payable and accrued expenses	1,407,978	1,182,824
Net cash used in operating activities	(3,640,082)	(3,920,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(283,445)	(175,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in bank overdraft	(459,023)	282,045
Increase in notes payable to affiliate	2,841,282	3,826,420
Increase in bridge notes payable	1,525,000	—
Net cash provided by financing activities	3,907,259	4,108,465

(DECREASE) INCREASE IN CASH	(16,268)	13,274

CASH AT BEGINNING OF PERIOD	16,831	9,239
CASH AT END OF PERIOD	$563	$22,513

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid for:
Interest	$104,135	$41,604
Non-Cash Transactions:
Short-term debt due to affiliate converted to long-term debt due to affiliate	$5,000,000	—

See notes to financial statements.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

Note 1. OPERATIONS AND ORGANIZATION

Operations

Petals sells decorative silk flowers, plants and trees, along with complimentary decorative accents, which include mirrors, small furniture pieces, figurines, lamps and rugs through its mail order catalog and website.

Organization

Petals Decorative Accents, Inc. (formerly ImmunoTechnology Corporation)

Petals Decorative Accents, Inc., formerly, ImmunoTechnology Corporation, a Delaware corporation, was incorporated on March 8, 1989. Prior to June 30, 2006, the date of the Acquisition (defined below), the Company was inactive and considered a “shell company” (as such term is defined by the Securities Exchange Act of 1934. On September 20, 2006, the Company changed its name to Petals Decorative Accents, Inc.

Petals Decorative Accents, LLC (“Petals LLC”)

Petals LLC was organized on November 4, 2003 to acquire the assets of Petals, Inc. (“Old Petals”), which had filed for protection from creditors under Chapter 11 of the Bankruptcy Code in May 2003. Petals LLC initially was organized as a Delaware corporation. In December 2003, Petals LLC was reorganized as a limited liability company under the laws of Delaware.

The Acquisition of the Petals LLC Business

On June 23, 2006, ImmunoTechnology Corporation, a Delaware corporation (“Immuno” or the “Company”) and Petals Decorative Accents LLC, a privately held Delaware limited liability company (“Petals LLC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which Immuno agreed to acquire substantially all the assets of Petals LLC in exchange for the assumption by Immuno of all but certain specified liabilities of Petals LLC and the issuance to Petals LLC of shares of Immuno’s capital stock. In connection with the proposed acquisition, Immuno also entered into debt restructuring agreements with certain creditors (the “Debt Restructuring Agreements”). The transactions contemplated by the Contribution Agreement were consummated on June 30, 2006 (the “Acquisition”).

Because the shares issued to Petals LLC in the Acquisition represent a controlling interest, the Acquisition has been accounted for as a reverse acquisition for financial reporting purposes. The net assets of Petals LLC (the accounting acquirer) have been carried forward to Immuno (the legal acquirer and the reporting entity) at their carrying value before the combination. Although Petals LLC was deemed to have been the acquiring corporation for financial accounting and reporting purposes, the legal status of Immuno as the surviving corporation does not change. The Company’s financial statements included with this report for the ten months ended June 30, 2006 utilize the capital structure of Immuno. The assets and assumed liabilities of Petals LLC acquired in the Acquisition by the Company were recorded at historical cost. In the accompanying financial statements, Petals LLC is the operating entity for financial reporting purposes and the financial statements for all periods presented represent Petals LLC’s financial position and historical results of operations. The equity of Immuno presented on the accompanying balance sheet retroactively gives effect to the equity issued in connection with the Acquisition. The operations of the Company (the legal acquirer), to the extent they exist, are included prospectively from the date of acquisition.

The Contribution Agreement provided that at the effective time of the Acquisition there would be issued to Petals LLC 10,800 shares of Series A Convertible Preferred Stock, $.00001 par value (the “Series A Shares”), 240 shares of Series B Convertible Preferred Stock, $.00001 par value (the “Series B Shares”) and 30,000,000 (post-reverse split) shares of Common Stock, $.00001 par value (“Common Stock”) of Immuno.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

In addition, the Contribution Agreement and the Debt Restructuring Agreements provided that at the effective time of the Acquisition:

•
Immuno would acquire $1.35 million of cash held by Petals, representing the proceeds of a private placement of unsecured promissory notes (the “Petals Bridge Notes”) effected by Petals on June 16, 2006;

•	Immuno would use approximately $245,000 of that cash to repay in part certain loans payable to officers, convertible promissory notes and accrued expenses of Immuno;

•
Immuno would issue an aggregate of 343,328 (post-reverse split) shares of Immuno Common Stock to such officers, holders of convertible notes and other creditors in partial satisfaction of the indebtedness of Immuno to such persons; and

•
the balance of the indebtedness of Immuno to such persons would remain outstanding, with the majority of such remaining indebtedness payable by Immuno in six monthly installments beginning October 1, 2006, together with interest at the rate of 7% per annum.

 The accompanying financial statements for the ten-month period July 2, 2005 are unaudited, have been prepared on the same basis as the accompanying audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation. The results of operations realized during this ten-month period are not necessarily indicative of results to be expected for a full year.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Fiscal year and the transition period

The Company’s fiscal year is the twelve months ended June 30, 2006. Petals LLC’s fiscal year has historically been the 52 or 53-week period ending on the Saturday closest to August 31 in each year. Because Petals LLC is considered the accounting acquirer and because the Company (the legal acquirer) is continuing its historical June 30, 2006 fiscal year, the Company is considered to have changed its fiscal year and is required to file audited financial statements covering the resulting transition period between the closing date of the accounting acquirer’s most recent fiscal year and the opening date of legal acquirer’s new fiscal year. This report contains the audited financial statements for the resulting ten-month transition period ended June 30, 2006 and the comparable unaudited results for the same period ended July 2, 2005.

(b) Income taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

(c) Cash, letters of credit and restricted cash

A bank has issued letters of credit for the Company’s account. The letters of credit, which have been issued to certain suppliers of the Company and are collateralized by restricted cash. Letters of credit, can be drawn down as purchase orders are filled. Financial instruments, which potentially subject the Company to concentrations of credit risk, consisted of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.

(d) Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Inventories

The Company values inventories, consisting of components and finished goods, at the lower of average cost or market. To the extent that inventory is considered to be obsolete or unmarketable, reserves are provided to reflect the estimated loss in value, in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and sales forecasts. At June 30, 2006, the Company had recorded reserves of $294,103 for excess and obsolete inventory.

Inventories, net of reserves, consist of:

June 30, 2006
Components	$1,648,701
Finished goods	2,252,721
Total	$3,901,422

(f) Equipment

Equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets of three to five years. Depreciation expense for the ten months ended June 30, 2006 and July 2, 2005 was $102,164 and $79,173 respectively. Upon the sale or retirement of assets, the cost and related accumulated depreciation is eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.

(g) Accounts receivable

Product sales are generally paid for by credit card or check prior to shipment.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

(h) Revenue recognition

Product revenues and revenues from shipping and handling charges are recorded at the time that a product is shipped. The Company records estimated reductions to revenue for promotional programs, which may include special volume incentives and other promotions upon sale. The Company also records estimated reductions to revenue, based primarily on historical experience, for chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to shipment upon sale.

(i) Cost of goods sold

Cost of sales includes the cost of finished goods bought directly from the manufacturer or components purchased from our suppliers and assembled at our plant, the labor for product assembly and packing, freight associated with the transport of finished goods or components from the manufacturing vendor to our plant, packaging materials used to box and secure our products during shipping to our customers and the freight and labor expense associated with shipping finished products to our customers.

(j) Long-lived assets, including intangible assets

The Company acquired customer mailing lists in the Acquisition that were originally acquired by Petals LLC as part of the assets acquired from Old Petals in 2003. The customer mailing lists are being amortized on a straight-line basis over 5 years. Amortization expense was $48,000 and $48,000 for the ten months ended June 30, 2006 and July 2, 2005, respectively.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. The Company determined that the value of the customer mailing list was unimpaired at June 30, 2006.

(k) Loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. The Company has excluded the impact of all convertible preferred stock, stock options and warrants from the calculation of historical diluted net loss

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

per common share because all such securities are antidilutive for all periods presented. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

Shares of common stock that could potentially dilute basic earnings (loss) per share in the future, and that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented, consists of the following:

Shares Potentially Issuable at June 30, 2006
Series A Preferred Stock	6,000,000
Series B Preferred Stock	8,000,000

(l) Impact of new accounting standards

Management does not believe that there are any recently issued but not yet effective accounting pronouncements that, if adopted by the Company, would have a material effect on the accompanying financial statements.

Note 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $15,402,947 at June 30, 2006 and had a net loss and cash used in operations of $5,416,535 and $3,640,082, respectively, in the ten month period ended June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s current cash position may not be adequate to support the Company’s continuing operations. Management intends to attempt to raise additional funds by way of debt or equity financing. The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow and securing additional financing. While the Company believes in the viability of its strategy to increase revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. NOTES AND LOANS PAYABLE

Bank. The Company has a $1,500,000 revolving line of credit with a bank through December 2009 and requires monthly payments of interest. Interest is charged at the rate of one percentage point above the prevailing interest rate, as defined, per annum. This line of credit is guaranteed by the Company’s president and chairman and an entity controlled by him and is collateralized by all of the Company’s business assets and a building owned by an affiliate of the Company’s president and chairman. The credit line requires an annual 30-day cleanup period. The Company was unable to effect a cleanup period in the ten months ended June 30, 2006. The Company’s average month-end balance outstanding during the ten month period ended June 30, 2006 was $1,500,000.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

Notes Payable. In connection with the Debt Restructuring Agreements, notes payable in the principal amount of $121,326 will be payable by in six monthly installments beginning October 1, 2006, with interest at the rate of 7% per annum.

Affiliated. In connection with the Contribution Agreement and the Acquisition, the Company assumed two term notes with an aggregate face value of $5,000,000 payable to two entities that are affiliates of the Company’s president/chairman. The notes mature and interest at the rate of two percentage points above prime, per annum, are payable on December 31, 2008.

Bridge Notes. On June 16, 2006, Petals LLC sold nonnegotiable unsecured term promissory notes in the aggregate principal amount of $2,135,000 to fifteen investors (the “Bridge Notes”). The Bridge Notes do not bear interest, but instead were issued at an aggregate discount of $610,000. The Bridge Notes, are payable in quarterly installments on the 15th day of January, April, July and October, beginning on January 15, 2007 and continuing until the earlier of the Bridge Notes being paid in full or December 31, 2007. On each quarterly payment date, each Bridge Note holder will receive its pro-rata portion (based on the aggregate amount of the outstanding principal of all of the Bridge Notes) of the amount equal to the (i) the number of orders shipped by the Company during the previous quarter multiplied by (ii) $2.00.

Note 5. ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2006:

June 30, 2006
Accrued interest	$365,375
Accrued returns and customer deposits	163,694
Professional services	151,667
Accrued general and administrative expenses	216,092
Total:	$896,828

Note 6. STOCKHOLDERS’ DEFICIT

The Company’s capital accounts consist of common stock, Series A preferred stock and Series B preferred stock. Pursuant to the Company’s certificate of incorporation, the board of directors has the authority to issue, without any further vote or action by stockholders, a total of up to 10 million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders. In connection with the Contribution Agreement and the Acquisition, the

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

board of directors designated 10,800 and 240 shares of preferred stock as Series A and Series B Preferred Stock respectively. All of the designated Series A Preferred Stock and Series B Preferred Stock were issued to Petals LLC on June 30, 2006 in connection with the Acquisition.

Common shares reserved for future issuance at June 30, 2006 consist of the following:

Series A Preferred Stock	6,000,000
Series B Preferred Stock	8,000,000
Employment agreement with president and chairman	1,666,667
Total:	15,666,667

Not included in the table above are an aggregate of 5,000,000 shares of common stock reserved for the 2006 Stock Incentive Plan, effective August 2, 2006.

Series A Preferred Stock

Voting Rights. Shares of Series A Preferred Stock vote on an as-if-converted basis with the Common Stock on all matters. Shares of Series A Preferred Stock also are entitled to vote as a separate class on, among other things, any amendment to the terms or authorized number of shares of Series A Preferred Stock and the issuance of any equity security ranking senior to the Series A Preferred Stock. Where pursuant to the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock, the Series A Preferred Stockholders do have the right to vote as a series, the affirmative vote of the holders of not less than a majority of the outstanding shares of Series A Preferred Stock is necessary to constitute approval.

Dividends. Dividends accrue on shares of Series A Preferred Stock cumulatively at the rate of 8% per annum and are payable as and when declared by the Company’s Board of Directors, provided that accrued dividends will be paid no less frequently than semi-annually with the first payment to be made on January 1, 2007. In addition, in the event we make, or fix a record date for the determination of holders of common stock entitled to receive any distribution payable in our property or in our securities other than shares of common stock, then, and in each such event, the holders of the Series A Preferred Stock will receive, at the time of such distribution, the amount of property or the number of our securities that they would have received had their Series A Preferred Stock shares been converted into Common Stock on the date of such event.

Conversion. Beginning on the first anniversary of the original issue date, each share of the Series A Preferred Stock is convertible at option of the Series A stockholder at any time and from time to time, without the payment of additional consideration. Each share of Series A Preferred Stock converts into such number of fully paid and nonnassessable shares of Common Stock as is determined by dividing $1,000 by the Series A Conversion Price (as defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock) which is currently $1.80 (post-September 20, 2006 reverse split), and which will be subject to adjustment from time to time. In the event that such a conversion would

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

result in the issuance of fractional shares of Common Stock, the number of shares of Common Stock issued will be rounded down to the nearest whole number. Any shares of Series A Preferred Stock so converted will be retired and cancelled.

Antidilution. Upon the occurrence of a stock distribution, stock combination or stock dividend, the conversion rate will be adjusted so that the conversion rights of the Series A Preferred Stock stockholders will be nearly equivalent as practicable to the conversion rights of the Series A Preferred Stock stockholders prior to such event. If the Company issues additional shares of its equity securities, or securities or debentures exchangeable for or convertible into additional shares of its equity securities, at a purchase price less than the then applicable conversion price of the Series A Preferred Stock (excluding shares issued to employees, directors and consultants in the form of Board of Director approved stock options and stock purchase plans), then the applicable conversion price will be reduced on a weighted average formula basis to diminish the effect of the dilutive issuance on the Series A Preferred Stock.

Redemption. The Company may not redeem shares of the Series A Preferred Stock.

Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, holders of the Series A Preferred Stock will be entitled to receive a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock is senior in right of distribution in liquidation to the Series B Preferred Stock and the Common Stock. If, upon any winding up of the Company’s affairs, the assets available to pay the holders of Series A Preferred Stock are not sufficient to permit payment in full, then all assets will be distributed to those holders on a pro rata basis.

Series B Preferred Stock

Voting Rights. Shares of Series B Preferred Stock vote on an as-if-converted basis with the Common Stock on all matters. Shares of Series B Preferred Stock also are entitled to vote as a separate class on, among other things, any amendment to the terms or authorized number of shares of Series B Preferred Stock and the issuance of any equity security ranking senior to the Series B Preferred Stock.

Dividends. In the event the Company makes, or fixes a record date for the determination of holders of Common Stock entitled to receive any distribution payable in the Company’s property or in our securities, then and in each such event the holders of the Series B Preferred Stock will receive, at the time of such distribution, the amount of property or the number of securities that they would have received had their Series B Preferred Stock shares been converted into Common Stock on the date of such event.

Conversion. Provided that sufficient shares of authorized and unissued shares of Common Stock are available, each share of the Series B preferred stock is convertible, at the option of the holder into 100,000 fully paid and nonnassessable shares of common stock. Any shares of Series B preferred stock so converted will be retired and cancelled.

Antidilution. Upon the occurrence of a stock split, stock dividend, combination or reclassification of common stock, the conversion rate of the Series B preferred stock will be proportionately adjusted so that the conversion rights of the Series B preferred stock stockholders will be nearly equivalent as practicable to the conversion rights of the Series B preferred stock stockholders prior to such event.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

Redemption. The Company may not redeem shares of the Series B preferred stock.

Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, holders of the Series B preferred stock will be entitled to participate with the common stock in the distribution of assets or funds on a pro rata basis as if the shares of Series B preferred stock had been converted immediately prior to such liquidation, dissolution, or winding up of the Company.

Note 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under noncancellable lease agreements, for office, assembly and distribution space with required minimal rent (annualized) of approximately $706,000 through fiscal year 2008. The lessor of the office space is an entity controlled by the Company’s president and chairman. Future minimum lease payments under these leases to which the Company is subject as of September 19, 2006, are as follows:

Fiscal Year Ended June 30,	Affiliated	Unaffiliated	Total
2007	252,120	430,991	683,111
2008	252,120	453,869	705,989
2009	126,060	319,454	445,514
	$630,300	$1,204,314	$1,834,614

Litigation

In February 2005, a complaint was filed against Petals LLC in the Connecticut Superior Court by a former marketing consultant. On March 6, 2006, Petals LLC settled the litigation and agreed to pay $87,500 in installments. As of September 20, 2006, all payments have been made and the action has been dismissed.

On February 17, 2005, a complaint was filed against Petals LLC in Connecticut Superior Court by a former employee. On or about September 12, 2006 the Petals LLC settled the action and agreed to pay $107,500.00 by September 18, 2006, which payment was timely made. Mutual general releases have been exchanged and the action has been dismissed.

Note 8. INCOME TAXES

Petals LLC, as a limited liability company, was not required to pay Federal and state income taxes. The Company (Immuno) has filed corporate income tax returns through June 30, 2006.

As of June 30, 2006, the Company has net operating loss (NOL) carryforwards of approximately $900,000 to reduce future Federal taxable income through 2026. At June 30 2006, the Company had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL's.

As of June 30, 2006, realization of the Company's net deferred tax assets of $300,000 was not considered more likely than not to be realized and, accordingly, a valuation allowance of $300,000 has been provided.

As of June 30, 2006, deferred tax assets consisted of the following:

Net operating loss	$300,000
Valuation allowance	(300,000)
NONE

Note 9. RELATED PARTY TRANSACTIONS

Employment agreement with the Company’s chief executive officer

On August 12, 2004, Petals LLC entered into an employment agreement with its chief executive officer and this agreement was assumed by the Company. The initial term of the agreement is for two years and renews automatically for successive one year periods unless terminated earlier pursuant to its terms. The agreement provides for an annual base salary of $240,000 and bonus compensation equal to 4% of the Company’s earnings before interest, taxes, depreciation and amortization.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

Information technology services agreement with an affiliated entity

The Company incurred expenses of $74,974 during the ten months ended June 30, 2006, and $67,124 in the ten months ended July 2, 2005, for information technology services provided by a company affiliated with the Company’s president and chairman.

Employment agreement with Company president and chairman

Petals LLC entered into a five-year employment agreement with its president and chairman as of March 31, 2006 which provides for an annual salary of $280,000. This agreement was assumed by the Company in connection with the Acquisition. The Company may defer payment of the salary to him until December 31, 2006. From time to time, the chairman, at his sole discretion, may elect to receive all or any part of his salary in the form of common stock of the Company. The value of any common stock to be issued to the chairman shall be determined as follows: (i) if there exists a public market for the Company’s common equity, then the price per share shall be 75% of the average of the closing trading prices for the ten trading days ending on the trading day immediately prior to the due date, or (ii) if no public market exists for Company’s common equity, then by the Board of Directors of the Company in its reasonable good faith judgment. The president/chairman shall also be granted an annual equity bonus in each year during the term of the agreement equal to two percent of the then outstanding common stock of the Company in the event that the Company generates annual earnings before interest, taxes, depreciation and amortization of at least $2,000,000. The equity grant is payable to the chairman within 30 days after the end of each fiscal year. As of June 30, 2006, the Company had deferred payment of this employment agreement.

The agreement automatically renews for successive one year periods unless either party declines to renew this agreement by giving the other party hereto written notice within 90 days of the end of any one-year renewal period.

As part of the Agreement, the chairman agreed to devote such time as he, in his sole discretion, deems reasonable necessary to fulfill his obligations under the Agreement, recognizing that his employment does not require his full business time or limit his association with other entities.

NOTE 9.  EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) benefit plan for all employees over the age of 21. Employees may elect to defer up to 17% of their annual compensation, up to the statutory limits. The Company will not match any employee contribution.

NOTE 10.  SUBSEQUENT EVENTS

Reverse Stock Split

On August 2, 2006, the Company’s board of directors approved a plan of recapitalization by undertaking a 1-for-3 reverse stock split with respect to the outstanding shares of our common stock (the “Reverse Stock Split”), without any change in the powers, preferences and rights and qualifications, limitations or restrictions thereof, with all fractional shares to be paid in cash. The Reverse Stock Split was effective for stockholders of record on September 20, 2006. Immediately after the Reverse Stock

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information for the ten-month
period ended July 2, 2005 is unaudited)

Split, the Company had approximately 30,049,842 shares of common stock outstanding. . All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

The Petals Decorative Accents, Inc. 2006 Stock Incentive Plan

On August 2, 2006, the Company’s Board of Directors and stockholders adopted the 200 Stock Incentive Plan (the 2006 Plan). The 2006 Plan provides for the granting of up to 5,000,000 (post-reverse split) shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Petals Decorative Accents LLC
Ridgefield, Connecticut

We have audited the accompanying balance sheet of Petals Decorative Accents LLC as of September 3, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year ended September 3, 2005 and the period November 4, 2003 (inception) to August 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petals Decorative Accents LLC as of September 3, 2005 and the results of its operations and its cash flows for the fiscal year ended September 3, 2005 and the period November 4, 2003 (inception) to August 28, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit of $10,793,231 at September 3, 2005 and had a net loss and cash used in operations of $4,588,931 and $6,557,562, respectively, for the fiscal year ended September 3, 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Most & Company, LLP

New York, NY
November 11, 2005

PETALS DECORATIVE ACCENTS LLC

Balance Sheet

September 3, 2005

ASSETS
CURRENT ASSETS:
Cash	$16,831
Restricted cash	756,445
Accounts receivable	130,082
Inventories	4,177,444
Prepaid catalog expenses	767,634
Other current assets	144,356
Total current assets	5,992,792

Equipment	361,933
Accumulated depreciation	(145,579)
Net	216,354

Customer list	289,421
Accumulated amortization	(94,500)
Net	194,921

Other assets	89,720
TOTAL ASSETS	$6,493,787

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES:
Note payable	$1,500,000
Note payable - affiliate	4,665,000
Bank overdraft	478,175
Accounts payable and accrued expenses	1,761,760
Accrued distributions	806,820
Total current liabilities	9,211,755

Term note due to affiliate
Total liabilities	9,211,755
Members’ deficit:
First class preferred economic interests, bearing dividends at 8% per annum, redeemable at the Company’s option, at liquidation value	6,325,263
Second class preferred economic interests, bearing dividends at 6% per annum, redeemable at the Company’s option, at liquidation value	1,500,000
Common membership interests	250,000
Accumulated deficit	(10,793,231)

Total members’ deficit	(2,717,968)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$6,493,787

See notes to financial statements.

PETALS DECORATIVE ACCENTS LLC

Statements of Operations

	Year Ended	Period from November 4, 2003 (inception) to
	September 3, 2005	August 28, 2004

Net revenues	$14,800,145	$4,274,326
Costs of sales	7,799,751	2,591,037
Gross profit	7,000,394	1,683,289

Operating expenses	2,795,669	1,158,342
Selling and marketing expenses	5,458,519	1,920,390
Administrative expenses	3,228,953	3,999,781
Interest expense	106,184	2,256
	11,589,325	7,080,769
Net loss	(4,588,931)	(5,397,480)

Distributions on preferred interests	601,584	205,236
Net loss attributable to common membership interests	$(5,190,515)	$(5,602,716)

See notes to financial statements.

PETALS DECORATIVE ACCENTS LLC

Statement of Members’ Equity (Deficit)

	Preferred Economic Interests
	First Class	Second Class	Common Membership Interests	Accumulated Deficit	Total
Sales of membership interests			$250,000		$250,000
Contribution of assets		$1,500,000			1,500,000
Sales of membership interests	$5,605,263				5,605,263
Net loss				$(5,397,480)	(5,397,480)
Distributions accrued				(205,236)	(205,236)

Balance, August 28, 2004	5,605,263	1,500,000	250,000	(5,602,716)	1,752,547

Sales of first membership interests	720,000				720,000
Net loss				(4,588,931)	(4,588,931)
Distributions accrued				(601,584)	(601,584)

Balance, September 3, 2005	6,325,263	1,500,000	250,000	(10,793,231)	(2,717,968)

See notes to financial statements.

PETALS DECORATIVE ACCENTS LLC

Statements of Cash Flows

	Year Ended September 3,	Period November 4, 2003 (inception) to August 28,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,588,931)	$(5,397,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,091	88,988
Changes in current assets and liabilities:
Decrease (increase) in restricted cash	372,871	(1,129,316)
Decrease in accounts receivable	34,455	597,510
Increase in inventories	(3,148,694)	(726,764)
Increase in prepaid expenses and other current assets	(296,612)	(543,275)
Decrease (increase) in other long-term assets	(89,720)	—
Increase in accounts payable and accrued expenses	1,007,978	753,783
Net cash used in operating activities	(6,557,562)	(6, 356,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(183,017)	(149,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	363,170	115,005
Proceeds of note payable to affiliates	4,165,000	500,000
Proceeds of note payable	1,500,000	—
Sales of common membership interests	—	250,000
Sales of preferred economic membership interests	720,000	5,605,263
Net cash provided by financing activities	6,748,170	6,470,268

INCREASE (DECREASE) IN CASH:	7,591	(36,160)

CASH AT BEGINNING OF PERIOD	9,240	45,400
CASH AT END OF PERIOD	$16,831	$9,240

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash paid for:
Interest	$67,184	$2,256
Non-Cash Transactions:
Dividends accrued	$601,584	$205,236
Conversion of notes payable to affiliate term loans to affiliate		—
Contribution of assets		$1,500,000

See notes to financial statements.

PETALS DECORATIVE ACCENTS LLC

Notes to financial statements

Note 1. ORGANIZATION

Petals Decorative Accents LLC (“Petals” or the “Company”) was organized as Petals Decorative Accents Corporation in the state of Delaware on November 4, 2003 and converted to a limited liability company also in the state of Delaware on December 29, 2003. In December 2003, assets consisting of inventory of $1,210,579 and customer lists of $289,421 were contributed in exchange for the second class economic interest in Petals.

The Company designs, assembles, markets and sells silk flowers and trees utilizing unique floral stems and other materials purchased by it from manufacturers, primarily in Asia. The Company sells its products through its mail order catalog and website.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation - interim financial statements

The accompanying interim financial statements and related notes are unaudited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements for interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.

Interim results are not necessarily indicative of the results for a full year.

(b) Fiscal year

The Company’s fiscal year has historically been the 52 or 53-week period ending on the Saturday closest to August 31 in each year.

 (c) Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Accounts receivable

Accounts receivable are recorded at cost. Product sales are generally paid for by credit card or check prior to shipment.

(e) Inventories

Inventories, consisting of components and finished goods are stated at the lower of average cost or market. To the extent that inventory is considered to be obsolete or unmarketable, reserves are provided to reflect the estimated loss in value, based upon assumptions about future demand, market conditions, and sales forecasts. At February 28, 2006 and September 3, 2005, the Company had a recorded reserve of $366,190 for excess and obsolete inventories.

PETALS DECORATIVE ACCENTS LLC

Notes to financial statements

Inventories, net of reserves, consist of:

	February 28, 2006 (Unaudited)	September 3, 2005
Components	$2,356,404	$1,958,462
Finished goods	2,546,580	2,218,982

Total	$4,902,984	$4,177,444

(f) Equipment

Equipment is stated at cost and is being depreciated on a straight-line basis over the estimated useful lives of the related assets of 3 to 5 years. Depreciation expense for the six months ended February 28, 2006 (unaudited) and the fiscal years ended September 3, 2005 and August 28, 2004 was $57,900, $95,007 and $50,572 respectively. Upon the sale or retirement of assets, the cost and related accumulated depreciation is eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.

(g) Customer list

Customer list is being amortized using the straight-line basis over the useful life of the asset.

(h) Revenue recognition

Revenues from product sales and shipping and handling charges are recorded at the time that a product is shipped. The Company provides for estimated reductions to revenue for customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to shipment, based primarily on historical experience,. At February 28, 2006 (unaudited) and September 3, 2005, the Company had provided allowances for customer returns and chargebacks in the amount of $81,100.

(i) Shipping and handling costs

Shipping and handling costs are included in cost of sales.

(j) Long-lived assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets, including customer list for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. The Company determined that the value of the customer mailing list was unimpaired at September 3, 2005.

PETALS DECORATIVE ACCENTS LLC

Notes to financial statements

(k) Impact of new accounting standards

Management does not believe that there are any recently issued but not yet effective accounting pronouncements that, if adopted by the Company, would have a material effect on the accompanying financial statements.

Note 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $10,793,231 at September 3, 2005, incurred a net loss of $4,588,931 and used $6,557,562 of cash in its operations in fiscal 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s current cash position may not be adequate to support the Company’s continuing operations. Management intends to attempt to raise additional funds by way of debt or equity financing. The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow and securing additional financing. While the Company believes in the viability of its strategy to increase revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. INTANGIBLE ASSETS

Intangible assets consist of the following

	February 28, 2006 (Unaudited)	September 3, 2005
Customer lists	$289,421	$289,421
Less: accumulated amortization	(123,299)	(94,500)

Total intangible assets	$166,122	$194,921

Amortization expense was $28,799, $57,884 and $36,616 for the six months ended February 28, 2006, the year ended September 3, 2005 and the period ended August 28, 2004, respectively. Amortization expense is expected to be $57,884 for years ended 2006, 2007 and 2008 and $21,269 for year end 2009.

PETALS DECORATIVE ACCENTS LLC

Notes to financial statements

Note 5. LOANS PAYABLE

Notes and loans payable consist of the following:

Due to:	February 28, 2006	September 3, 2005

Bank	$1,500,000	$1,500,000
Affiliate	6,005,000	4,665,000
	$7,505,000	$6,165,000
Bank. The Company has $1,500,000 revolving line of credit from a bank under which the Company may borrow through December 2009, and loans under the line are due on demand and require monthly payments of interest. Interest is charged at one percentage point above the prime rate per annum, as defined. This credit facility is collateralized by all of the assets and is guaranteed by the Company’s chairman and the guaranty is collateralized by a building owned by an affiliate of the Company. The revolving credit line requires an annual 30-day cleanup period. The Company was unable to effect a cleanup period in 2005. The bank has the option of increasing the interest rate to two percent above the prime rate per annum due to this default.

Affiliated Party. The Company has a $10,000,000 revolving credit facility from two affiliates of its chairman. Loans under this line bear interest at the rate of 2.5% per annum and are payable on demand. The line requires that the Company obtain the lenders’ consent to enter into certain agreements and transactions, including mergers, declaring distributions on its common membership interests, or make any changes in accounting principles, except those required under accounting principles, generally accepted in the United States. Advances under the line of credit are made by the lenders in their sole discretion.

On November 30, 2005, $5,000,000 of the principal amount outstanding under the line was converted into term notes maturing on December 31, 2008, and bear interest at two percent above prime rate, per annum. The loan is due December 31, 2008.

On November 30, 2005, the same two affiliates entered into a $5,000,000 revolving line of credit with the Company that replaces the preceding revolving credit facility. The terms of the credit facility are substantially the same as those of the prior revolving credit facility. All borrowings under this revolving credit agreement become due upon the occurrence of: (1) the issuance of any debt or equity securities (in any combination) by the Company in one or more related transactions in exchange for cash consideration of at least $15,000,000, (2) a sale or transfer of all or substantially all of the assets of the Company to another person, or (3) a transaction that results in a change in control of the Company. Any unpaid principal balance under this revolving credit line as of January 1, 2007 will be converted to a term note due on December 31, 2008 and bear interest at two percent above the prime rate, per annum.

Note 6. MEMBERS’ DEFICIT

Preferred economic interests

Holders of the Company’s preferred economic interests are entitled in any liquidation of the Company to receive, after satisfaction of the claims of the Company’s creditors and before any distribution is made to the holders of the common membership interests, an amount equal to the stated value of their interests, plus accrued distributions. The holders of the first class economic interests are entitled to receive cash dividends at the rate of eight percent per annum on the stated value of their interests, and are senior in right of distribution to the holders of the second class economic interests. The holders of the second class economic interests are entitled to receive cash dividends at the rate of six percent per annum on the stated value of their interests, and are senior in rights and distributions to the holders of the common membership interests. The preferred interests are redeemable by the Company at any time for an amount equal to their stated value plus unpaid distributions. The preferred economic interests are not entitled to vote.

PETALS DECORATIVE ACCENTS LLC

Notes to financial statements

Common membership interests

The holders of the Company’s common membership interests are entitled to elect the operating managers of the Company and to vote on certain other matters, to receive distributions if and to the extent declared by the operating managers, and to receive in any liquidation of the Company any assets remaining after satisfaction of the claims of creditors and payment of any preferential amounts due to the holders of the preferred economic interests.

Note 7. INCOME TAXES

As a limited liability company, the Company has elected to be treated as a partnership for Federal and state income tax purposes. Under subchapter K of the Internal Revenue Code, the Company is not taxed and members are taxed separately on their allocated share of income or losses of the Company.

Note 8. COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under noncancellable lease agreements for office space and a facility for assembly operations through December 31, 2008. The lessor of the office space is an entity controlled by the Company’s chairman. Future minimum lease payments under these leases at September 3, 2005 were as follows:

Fiscal Year Ended August	Affiliated	Unaffiliated	Total
2006	$126,060	$129,030	$255,090
2007	252,125	258,060	510,185
2008	252,125	258,060	510,185
2009	84,040	43,010	127,050
	$714,350	$688,160	$1,402,510

Rent expense for the fiscal years ended September 3, 2005 and August 28, 2004 was $226,602 and $98,664, respectively.

In January 2006, the Company renewed its lease for office space at the expiration of its prior lease with an affiliate through December 31, 2008 and requires annual rent of $252,125.

PETALS DECORATIVE ACCENTS LLC

Notes to financial statements

Letters of credit

The Company is contingently liable for letters of credit issued by a bank to certain suppliers which are collateralized by cash deposited (restricted) with the bank, and can be drawn down by the suppliers when purchase orders are filled.

As of September 3, 2005, the Company had $756,445 of letters of credit outstanding and expiring through March 2006.

Litigation

 In February 2005, a breach of contract claim was filed against the Company by a former marketing consultant. The claim alleges that the Company failed to pay consulting fees of approximately $124,000 and further alleges other matters by the Company and also seeks punitive damages, attorneys’ fees, interest and costs. As of September 3, 2005, the Company has accrued $81,000 as an estimate for this matter. On March 6, 2006, the Company has settled this matter and agreed to pay approximately $87,500, payable $32,500 on March 10, 2006 and then six equal monthly payments of $9,166 through September 2006.

On November 17, 2005, a claim was filed against the Company by the Company’s former chief financial officer. The claim alleges that the Company failed to pay approximately $215,000 in severance payments. In addition, the claim also seeks attorneys' fees, interest and costs. The Company believes that it has defenses; however, it is not possible at this time to express an opinion as to the likely outcome of this matter. The Company has accrued $200,000 related to this matter.

Note 9. RELATED PARTY TRANSACTIONS

Employment agreements

On August 12, 2004 the Company entered into an employment agreement with its chief executive officer. The initial term of the agreement is for two years and renews automatically for successive one year periods unless terminated earlier pursuant to its terms. The agreement provides for an annual base salary of $240,000 and a bonus equal to 4% of the Company’s earnings before interest, taxes, depreciation and amortization, as well as a performance bonus payable in equity at the discretion of the Company’s board of directors.

The Company entered into a five-year employment agreement with its chairman, Mr. Hicks, on March 31, 2006 which provides for an annual salary of $280,000. The Company may defer payment of salary until December 31, 2006. The Chairman, at his sole discretion, may elect to receive all or any part of his base salary in the form of common equity interest of the Company. The value of any common equity interest to be paid to the chairman shall be determined as follows: (i) if there exists a public market for the Company’s common equity, then the price per share shall be 75% of the average of the closing trading prices for the ten trading days ending on the trading day immediately prior to the due date, or (ii) if no public market exists for the Company’s common equity, then the board of directors of the Company, in its reasonable good faith judgment, will assign a value. The chairman shall also be granted an annual equity bonus in each year during the term of the Agreement equal to two percent of the then outstanding common equity of the Company in the event that the Company generates annual earnings before interest, taxes, depreciation and amortization of at least $2,000,000 during such fiscal year. The common equity interest grant will be payable to the chairman within 30 days after the end of each fiscal year.

PETALS DECORATIVE ACCENTS LLC

Notes to financial statements

The Agreement automatically renews for successive one year periods unless either party declines to renew this agreement by giving the other party hereto notice within 90 days of the end of any one-year renewal period.

Information technology services agreement with an affiliated entity

On February 3, 2005, the Company entered into a computer maintenance agreement with an entity controlled by the Company’s chairman. Under the agreement, the Company incurred expenses of $61,103 for the six months ended February 28, 2006 (unaudited), $131,752 in fiscal 2005 and $205,768 in fiscal 2004 .

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETALS DECORATIVE ACCENTS, INC.

By: /s/ Stephen M. Hicks
Name: Stephen M. Hicks
Title: President, Chairman and Acting
Principal Financial Officer

Date: September 28, 2006

POWERS OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors of Petals Decorative Accents, Inc. hereby constitutes and appoints Stephen M. Hicks, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments to this Form 10-KSB, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen M. Hicks	President, Chairman and Acting Principal Financial Officer	September 28, 2006
Stephen M. Hicks
/s/ Henry B. Sargent III	Director	September 28, 2006
Henry B. Sargent III