Form 10QSB
period 2006-09-30
Petals Decorative Accents, Inc.
filed 2006-11-20
CIK 789097

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

PETALS DECORATIVE ACCENTS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	0-24641	84-1016435
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

Executive Pavilion, 90 Grove Street, Ridgefield, Connecticut 06877
(Address of principal executive offices)

(203) 431-3300
(Issuer’s telephone number, including area code)

NA
(Former name, former address, if changed since last report)

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 32,049,842 shares of common stock, $0.00001 par value per share, as of November 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PETALS DECORATIVE ACCENTS, INC.

QUARTERLY REPORT ON FORM 10-QSB

PART 1

Item 1 Financial Statements.

Index to Financial Statements
Page

Balance Sheet at September 30, 2006	4

Statements of Operations for the three months ended September 30, 2006 and September 30, 2005	6

Statements of Cash Flows for the for the three months ended September 30, 2006 and September 30, 2005	7

Notes to Financial Statements	8

PETALS DECORATIVE ACCENTS, INC.

Balance Sheet

September 30, 2006

(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$202,765
Restricted cash	338,912
Accounts receivable	43,832
Inventories	4,586,041
Prepaid catalog expenses	946,380
Other prepaid expenses and other current assets	907,260

Total current assets	7,025,190

Equipment	669,194
Accumulated depreciation	(276,692)
Net	392,502

Customer list	290,959
Accumulated amortization	(158,438)
Net	132,521

Other long-term assets	81,467

TOTAL ASSETS	$7,631,680

PETALS DECORATIVE ACCENTS, INC.

Balance Sheet (cont.)

September 30, 2006

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable - bank	$1,500,000
Notes payable	121,326
Loan payable to affiliate	2,285,000
Accounts payable and accrued expenses	3,900,736
Accrued dividends	216,000
Total current liabilities	8,023,062

Notes payable to affiliate	5,000,000

Bridge notes payable - face amount	2,975,000
Less original issue discount	(727,494)
Total liabilities	15,270,568

Stockholders’ deficit:
Preferred stock, par value $0.00001; 9,988,960 shares authorized; none outstanding	—
Series A Preferred Stock, par value $0.00001 per share, 10,800 shares designated, issued and outstanding (aggregate liquidation value equal to $10,800,000)	—
Series B Preferred Stock, par value $0.00001 per share, 240 shares designated, issued and outstanding	—
Common Stock, par value $0.00001 per share; 100,000,000 shares authorized; 32,050,000 shares issued and outstanding	320
Additional paid-in capital	10,456,581
Accumulated deficit	(18,095,789)
Total stockholders’ deficit	(7,638,888)

Total liabilities and stockholders’ deficit	$7,631,680

See notes to financial statements.

PETALS DECORATIVE ACCENTS, INC.

Statements of Operations

(UNAUDITED)

	Three Months Ended
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)

Net revenue	$2,731,712	$3,306,940
Cost of sales	1,679,232	1,964,000
Gross profit	1,052,480	1,342,940

Operating expense	(951,832)	(1,004,112)
Selling and marketing expense	(1,104,249)	(1,269,641)
Administrative expense	(1,166,662)	(803,907)
Depreciation & Amortization	(43,349)	96,195
Operating loss	2,213,612	1,638,525
Interest expense	(263,230)	(75,450)
Net loss	$(2,476,842)	$(1,713,975)

Dividends on preferred interests	216,000	185,067
Net loss attributable to common stockholders	$(2,692,842)	$(1,899,042)
Basic and diluted net loss per share attributable to common stockholders	$(.08)	$(.06)
Basic and diluted weighted average shares outstanding	32,050,000	32,050,000

See notes to financial statements.

PETALS DECORATIVE ACCENTS, INC.

Statements of Cash Flows

(UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,476,842)	$(1,713,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,349	(96,195)
Amortization of original issue discount	122,506	—
Changes in current assets and liabilities:
Decrease (increase) in restricted cash	558,152	(58,572)
Decrease (increase) in accounts receivable	67,927	(18,806)
Increase in inventories	(684,619)	(1,804,310)
(Increase) in prepaid expenses and other	(997,982)	(695,795)
Increase in accounts payable and accrued expenses	727,679	1,262,024
Net cash used in operating activities	(2,639,830)	(3,125,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(23,816)	(16,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease bank overdraft	(19,152)	—
Increase in loans payable to affiliates	2,285,000	3,146,298
Increase in bridge notes payable	600,000	—
Net cash provided by financing activities	2,865,848	3,146,298

INCREASE IN CASH:	202,202	3,670

CASH AT BEGINNING OF PERIOD	563	17,334
CASH AT END OF PERIOD	$202,765	$21,004

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid for:
Interest	$35,156.72	$28,447.90

See notes to financial statements.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information at September 30, 2006 and for the three-month periods ended at September 30, 2006 and at September 30, 2005 is unaudited)

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

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information at September 30, 2006 and for the three-month periods ended at September 30, 2006 and at September 30, 2005 is unaudited)

In addition, the Contribution Agreement and the Debt Restructuring Agreements provided that at the effective time of the Acquisition:

☐
Immuno would acquire $1.35 million of cash held by Petals, representing the proceeds of a private placement of unsecured promissory notes (the “Petals Bridge Notes”) effected by Petals on June 16, 2006;

☐	Immuno would use approximately $245,000 of that cash to repay in part certain loans payable to officers, convertible promissory notes and accrued expenses of Immuno;

☐
Immuno would issue an aggregate of 343,328 (post-reverse split) shares of Immuno Common Stock to such officers, holders of convertible notes and other creditors in partial satisfaction of the indebtedness of Immuno to such persons; and

☐
the balance of the indebtedness of Immuno to such persons would remain outstanding, with the majority of such remaining indebtedness payable by Immuno in six monthly installments beginning October 1, 2006, together with interest at the rate of 7% per annum.

 The accompanying financial statements for the three-month period ended September 30, 2006 and September 30, 2005 are unaudited, and include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation. The results of operations realized during this three-month period are not necessarily indicative of results to be expected for a full year.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB dated June 30, 2006.

(b)	Estimates

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

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information at September 30, 2006 and for the three-month periods ended at September 30, 2006 and at September 30, 2005 is unaudited)

(c)	Inventories

The Company values inventories, consisting of components and finished goods, at the lower of average cost or market. To the extent that inventory is considered to be obsolete or unmarketable, reserves are provided to reflect the estimated loss in value, in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and sales forecasts. At September 30, 2006, the Company had recorded reserves of $370,110 for excess and obsolete inventory.

Inventories, net of reserves, consist of:

September 30, 2006
Components	$1,588,285
Finished goods	2,557,003

Total	$4,145,288

(d)	Impact of New Accounting Standards.

Management does not believe that there are any recently issued but not yet effective accounting pronouncements that, if adopted by the company, would have a material effect on the accompanying financial statements.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information at September 30, 2006 and for the three-month periods ended at September 30, 2006 and at September 30, 2005 is unaudited)

(e)	Loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. The Company has excluded the impact of all convertible preferred stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

Shares of common stock that could potentially dilute basic earnings (loss) per share in the future, and that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented, consists of the following:

Shares Potentially Issuable at September 30, 2006
Series A Preferred Stock	6,000,000
Series B Preferred Stock	8,000,000

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $18,095,789 at September 30, 2006 and had a net loss and cash used in operations of $2,476,842 and $2,781,488, respectively, in the three month period ended September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s current cash position may not be adequate to support the Company’s continuing operations. Management intends to attempt to raise additional funds by way of debt or equity financing. The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow and securing additional financing. While the Company believes in the viability of its strategy to increase revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PETALS DECORATIVE ACCENTS, INC.
Notes to Financial Statements
(Information at September 30, 2006 and for the three-month periods ended at September 30, 2006 and at September 30, 2005 is unaudited)

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

On August 17, 2006 and September 26, 2006, we sold two nonnegotiable unsecured term promissory notes in the aggregate principal amount of $840,000 in two private placements to two accredited investors. The aggregate gross proceeds of the sales were $600,000. The notes do not bear interest, but instead were issued at a discount to their face amount. Each note has a principal amount due at maturity equal to one hundred forty percent (140%) of the amount paid to purchase the note. The notes are due in full on June 30, 2008. Pursuant to terms of the notes, we shall prepay the notes in quarterly installments on the 15th day of January, April, July and October, beginning with January 15, 2007 and continuing until the earlier of the notes being paid in full or the maturity date. On each quarterly prepayment date, each note holder will receive in cash two and one half percent (2.5%) of the face amount of the note at maturity.

As of September 30, 2006, there was an aggregate of $2,975,000 in principal amount (face value at maturity) of nonnegotiable unsecured term promissory notes outstanding.

Revolving Credit Facilities with Affiliated Parties.  On July 15, 2006, we entered into a Loan and Security Agreement and two Revolving Credit Notes with Southshore Capital Fund, Ltd. and Southridge Partners, LP, two entities affiliated with our president and chairman Stephen Hicks, which allow for us to borrow up to $5,000,000. The notes bear interest at the rate of five percent per year and are secured, on a subordinated basis, by a blanket lien on all of our assets. As of November 13, 2006 we owed approximately $2,285,000 under these notes. Copies of the Loan and Security Agreement and the two Revolving Credit Notes are attached to this Quarterly Report as Exhibits 10.3, 10.4 and 10.5 respectively and are incorporated by reference in their entirety herein.

Item 2 Management’s Discussion and Analysis.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations relates to our historical financial statements for the three month periods ended September 30, 2005 and September 30, 2006, and should be read in conjunction with those financial statements and the notes thereto. For accounting purposes, the acquisition of the Petals LLC business is accounted for as a reverse acquisition of us (legal acquirer) by Petals LLC (accounting acquirer). As a result, following the Acquisition, the historical financial statements of Petals LLC became the historical financial statements of the Company. We intend to operate the business formerly carried on by Petals LLC, however, the historical operating results of Petals LLC are not necessarily indicative of our future results.

The following management's discussion and analysis of financial condition and results of operations is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent developments and events that have occurred since September 30, 2006 that we believe are important in understanding the results of operations and financial condition and to anticipate future trends. In addition, we have provided a brief description of significant transactions and events that impact the comparability of the results being analyzed.

•
Results of Operations. This section provides an analysis of our results of operations for the three month periods ended September 30, 2005 and September 30, 2006. This analysis is presented on a consolidated basis. From an historical perspective, Petals LLC was deemed to have been the acquirer in the Acquisition and Petals LLC is deemed the survivor of the reorganization. Accordingly, the financial statements presented reflect the historical results of Petals LLC prior to the Acquisition, and of the combined entities following the Acquisition, and do not include the historical financial results of us prior to the consummation of the Acquisition.

•
Financial Condition And Liquidity. This section provides an analysis of our cash flows for the three month periods ended September 30, 2005 and September 30, 2006, as well as a discussion of recent financing arrangements.

•
Critical Accounting Policies. This section discusses certain critical accounting policies that we consider important to our financial condition and results of operations, and that required significant judgment and estimates on the part of management in application. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

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

Operations from inception to the Acquisition

Petals LLC acquired control of the assets that now constitute the Petals business in November 2003. Its first priority was to rapidly re-establish the operations of the business. Its goals were to reactivate as many customers as possible from the Old Petals customer database and establish purchasing and distribution systems as quickly as it could.

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

Interest Expense. Our interest expense includes interest on our bank revolving line of credit, revolving credit facilities with affiliated parties, term loans and bridge notes.

Factors, trends and challenges that have affected our results of operations

In reading our financial statements, you should be aware of the following factors, trends and challenges that management believes are important in understanding our financial performance, and actions we have taken and plan to take in response.

Initiatives to improve customer acquisition and retention and increase demand per catalog. The cost of producing and mailing catalogs is substantial, amounting to nearly $6 million in fiscal 2006. In order to meet our business objectives, we must leverage this investment by continuing to improve our gross product demand per catalog mailed. Gross product demand is the total value of orders we receive, before deduction for product returns and orders we are unable to fill. Gross product demand per catalog mailed is the gross product demand for any period divided by the total number of catalogs we mail during that period. On an annual basis, this is a key measure of the success of our marketing and merchandising efforts. However, comparisons of gross product demand per catalog on a quarter to quarter basis are seldom indicative of actual performance or future trends because the actual mailings of catalogs are almost never consistently distributed throughout the quarter. Large mailings that occur at or near the cut off for the shortened period can cause dramatic swings in the calculation of gross product demand per catalog on a quarterly basis. Therefore, we believe measuring product demand for the quarter on an aggregate basis is a more reliable measure of our success for the quarter.

During the three months ended September 30, 2006, we mailed 2.2 million catalogs and generated gross product demand of $3.3 million, an 11% decrease from the $3.7 million we achieved during the corresponding period of 2005. The period over period decrease was primarily due to having mailed 20% fewer catalogs during the three-month period ended September 30, 2006 than we did in the corresponding period of 2005. In addition, gross product demand was impacted by our decrease in marketing discounts offered. During the three-months ended September 30, 2006 we offered discounts in 21% of our catalogs mailed during the period as opposed to approximately 45% offered in the prior year.

Our plan to achieve an increase in gross product demand over the course of the remaining portion of fiscal 2007 will include changing the mix of product to include a higher percentage of products that are not currently available in the marketplace. Catalog creative will continue to present our product in lifestyle settings with marketing copy that connects the product to our target customer’s home décor needs and overall lifestyles. In addition, we continue to look to introduce successful new floral designs.

Initiatives to enhance and maintain our catalog yields. Our merchandising planning cycle typically takes about nine months, including product planning and design, manufacture of components by our suppliers in Asia, transport to our assembly facility, and product assembly in our facility. We currently plan each catalog nine or more months in advance in order to meet our manufacturers’ lead times, so as to have sufficient quantities of appropriate, high quality merchandise on hand with which to fill orders.

Our ability to plan and choose the product assortment and to obtain the necessary merchandise in the correct quantity is an area we continually strive to improve. We believe that a typical product return rate in our industry is in the range of 4% to 6% and that typical fill rates are in the range of 92% to 94%. In order to achieve our business objectives, we need to achieve and then maintain our yields at or near those levels. For the three months ended September 30, 2006, our return rate was nearly 10% of gross revenue shipped and our order fill rate was approximately 79% of product demanded by our customers. In comparison, for the three months ended September 30, 2005, returns were 7% and order fill was 83%. The increased in product returns was primarily due to quality issues we experienced with several of our non-floral accessory products and the packaging of these products. The increase in our lost fill percentage is mostly due to unfilled demand for our sale products included in our July 2006 catalog. In addition, we continued to see lost fill in July which was attributable to the disruption of our outbound shipping which occurred with the bankruptcy of prior third party shipping vendor, TLS.

We are working toward implementing vendor packaging standards to help reduce product return rates. Product fill levels are anticipated to improve once we transition to our new warehouse management system, targeted for January 2007. This will provide management with increased visibility to product inventory levels.

Initiatives to reduce order fulfillment costs. Upon commencing operations in 2003, Petals LLC used an outside vendor for its product distribution and call center functions. We have entered into a three- year lease, starting August of 2006, to utilize a 75,000 scalable facility in Portland, Tennessee to serve as our own distribution center. The facility is scheduled to be fully operational by January of 2007. Our goal is to reduce warehouse and product distribution cost per order, although no assurances can be given that we will achieve this goal. This facility was financed by the proceeds of a private placement of unsecured promissory notes completed on June 16, 2006, which is described in more detail under the heading “Recent Developments” below.

Initiatives to reduce cost of sales and improve the efficiency of our supply chain. We purchase most of the components we use in assembling our floral products, as well certain decorative accessory products, from suppliers in China. Although the cost of the products that we purchase is advantageous in China, the long lead times associated with the manufacturing and shipping of the goods to the United States often require us to commit capital resources for as long as three months before inventory is received.

The long lead times for components from our suppliers in China also require us to buy in larger quantities than are optimal, resulting in higher inventory levels, and low inventory turns.

We are currently looking to expand our overseas floral vendor base in an effort to reduce our cost of goods sold. In addition, our purchases of existing core floral stems are being put out to bid to multiple existing vendors to help reduce the cost of our current product assortment.

Initiatives to tighten inventory controls. We are in the process of implementing measures to improve inventory management and control. A warehouse management system is being installed that will increase management’s visibility to inventory levels, along with optimizing the efficiency of how product is shipped to customers. We also plan to improve inventory management by developing systems that provide for all customer order information to be captured in our internal software system. Both internal and external information technology personnel are currently executing this initiative.

Our inventory management initiatives are scheduled for completion by the end of December 2006. Successful completion is critical to our plan to transition product fulfillment from our current third party provider to managing these processes in-house.

Initiative to reduce telemarketing costs. We will continue to outsource telemarketing operations for the foreseeable future. On November 14, 2006, we entered into a three year contract to move our telemarketing services from Accretive Commerce to Inktel Direct Corporation, or Inktel, effective in January 2007. We believe that the successful transition to Inktel will generate significant cost savings, while providing the Petals customer with premium service. The timely and successful transition of this function is critical to business operations. For more information concerning our agreement with Inktel, please see the Section titled “Other Items” beginning at page 27 of this Quarterly Report. In addition, a copy of our agreement with Inktel has been attached to this Quarterly Report as Exhibit 10.6.

Initiatives to enhance our internet website. Recent enhancements have been made to our consumer website in an effort to increase online sales. Our print catalog was launched electronically on the Petals.com website in August of 2006. Electronic catalogs will enable customers to shop coordinated collections of products in an easy manner, as they can view product collections in a single page view. We hope that this will help increase online sales conversion and average order levels.

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

We also record estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue. Purchased products may be returned by customers for a period of 30 days. Our sales returns, as a percentage of product revenue shipped, have typically run between 5 to 10%. If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required and made.

Approximately 90% of all sales are made by charging customer credit cards at the time of shipment. Shipment is not made if the charge to the credit card is not accepted. Approximately 10% of orders are paid by check. Revenues from the rental of our mailing list are recognized when the party renting the list is invoiced by our third party list manager.

Inventory valuation. Inventories are valued at the lower of cost or market. Cost is determined by the average cost method. We record reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and sales forecasts. If market acceptance of our existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. Any such write-downs would increase our cost of sales. Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. At September 30, 2005 and September 30, 2006, we had obsolete inventory reserves totaling approximately $300,000.

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

Recent Developments

New Telemarketing Service Provider. On November 14, 2006, we signed a three year contract with Inktel Direct Corporation to assume responsibility as our new telemarketing provider, effective January of 2007. Our current third party telemarketing vendor will continue to handle telemarketing services through the January 2007. The vendor change is anticipated to yield significant operating cost savings. The successful implementation of this vendor change is critical to the company’s 2007 operating results.

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

Revolving Credit Facility. On July 15, 2006, we entered into a Loan and Security Agreement and two Revolving Credit Notes with Southshore Capital Fund, Ltd. and Southridge Partners, LP, two entities affiliated with our president and chairman Stephen Hicks, which allow for us to borrow up to $5,000,000. The notes bear interest at the rate of five percent per year and are secured, on a subordinated basis, by a blanket lien on all of our assets. As of November 13, 2006 we owed approximately $2,908,907 under these notes. Copies of the Loan and Security Agreement and the two Revolving Credit Notes are attached to this Quarterly Report as Exhibits 10.3, 10.4 and 10.5 respectively and are incorporated by reference in their entirety herein.

New Distribution Center. In July 2006, we entered into a lease and equip a 75,000 square foot scalable facility in Portland, Tennessee to serve as our own distribution center. Our goal is to reduce our warehouse and product distribution cost per order by approximately 35%, although no assurances can be given that we will achieve this goal. The capital expense for this transition is estimated at $600,000. In addition, we anticipate approximately $200,000 of additional costs to be incurred in connection with transitioning our fulfillment functions from our outside vendor to our new facility. A majority of the proceeds of the Bridge Notes will be utilized to finance the commissioning of this new facility and the transitioning of our fulfillment function to the new facility. We do not anticipate this facility to be operational before the beginning of February 2007.

Change in Control - Transaction with Petals LLC. On June 23, 2006, we entered into the Contribution Agreement, pursuant to which we agreed to acquire substantially all the assets of Petals LLC in exchange for the assumption by us of all but certain specified liabilities of Petals LLC and the issuance to Petals LLC of shares of our capital stock. On June 30, 2006, pursuant to the Contribution Agreement, we completed the Acquisition. At the effective time of the Contribution Agreement, we issued to Petals shares of our Series A Preferred Stock and Series B Preferred Stock, and shares of our Common Stock, as follows:

•	10,800 shares of Series A Preferred Stock;
•	240 shares of Series B Preferred Stock; and
•	90,000,000 shares of Common Stock.

The assets acquired by us consist of cash in the amount of approximately $1.0 million, and all of the assets and property, real, personal and mixed, tangible and intangible, used in or forming a part of the business of Petals LLC. The liabilities assumed by us consisted of substantially all of the liabilities of Petals LLC, including, trade payables and obligations of Petals LLC for borrowed money, but excluded term indebtedness of Petals LLC to certain of its equity holders identified in the Contribution Agreement. For more information regarding the assets and liabilities of Petals LLC assumed by us in the Acquisition, please see our current report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

Amendment to Master Services Agreement with NewRoads, Inc. Since commencing operations in 2003, Petals LLC has used an outside vendor, Newroads, Inc. (recently renamed Accretive Commerce), for warehouse and product distribution functions. On May 4, 2006, Petals LLC was notified by NewRoads that NewRoads believed that Petals LLC had defaulted under the terms of the Master Services Agreement between the two parties and that Petals LLC owed NewRoads approximately $845,000, which included a retroactive consumer price index adjustment to fees paid and owed over the past sixteen months. On May 11, 2006, Petals LLC agreed to pay NewRoads in accordance with the demand letter and entered into an amendment to the Master Services Agreement. Pursuant to this amendment, Petals LLC provided NewRoads with an irrevocable bank letter of credit for $200,000 to secure future payment of fees. In addition, the payment terms of the Master Services Agreement were changed such that weekly fees would be billed in advance and would later be reconciled to actual billings and adjusted accordingly. The amendment also provided that the term of the Master Services Agreement would be changed such that NewRoads would have the option of extending the contract to January 31, 2007 and if terminated earlier, Petals LLC would be required to pay a termination payment equal to the product of (a) the greater of (i) $35,000, or (ii) the average weekly billing for the last 12 months pursuant to the Master Services Agreement, multiplied by (b) the number of weeks remaining in the contract.

Temporary Disruption of our Outbound Shipping. In January of 2006, Petals LLC hired Total Logistic Services, or TLS, as its principal package consolidator partner responsible for the transport and delivery of customer packages to United Postal facilities throughout the country. Soon thereafter, Petals LLC’s third party inbound telemarketing service provider began receiving high numbers of complaints from customers, with customers complaining that they received product shipments late, or hadn’t received product orders at all. Petals LLC terminated its contract with this vendor in late April and reshipped thousands of customer orders with a new package-shipping vendor in an effort to satisfy customer demand..

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

It is estimated that the TLS problems increased losses for the ten months ended June 30, 2006. It is anticipated that these problems will continue to impact operating results through the first quarter of our 2007 fiscal year.

Executive Summary

The primary objective for the three months ended September 30, 2006 were to work towards a January, 2007 transition of our picking, packing and shipping operations from our current third party vendor to our own new fulfillment center. Also during the quarter, we selected a new provider for our outsourced telemarketing call center who we expect will provide us with the best combination of quality customer service at a competitive price. For the coming quarter we remain focused on preparing for the transition of our pick/pack/ship operations and the transition to our new telemarketing provider.

Given our current high variable cost structure, marketing objectives for the quarter consisted of targeting catalog circulation to current buyers, as we reduced total catalog circulation by approximately 20% as compared with last year’s comparable quarter. We also limited the prevalence of discount promotional offers. The 20% reduction in catalog circulation resulted in a 10% decline in gross product demand, as compared with last year. Net revenue for the quarter was 17% lower than the same period in 2005, as we experienced a lower conversion of gross product demand to net revenue due to higher product return rates and a decrease in our ability to fill product orders for certain sale and promotional products.

Results of Operations

Three month periods ended September 30, 2006 and September 30, 2005

The following table sets forth our results of operations data for the three months ended September 30, 2006 and September 30, 2005 as a percentage of our net revenue, and the percentage change in the dollar amount of each item from the three months ended September 30, 2005 to the three months ended September 30, 2006.

	Three Months Ended
	September 30, 2006	September 30, 2005	Percentage change 2005 to 2006

Net revenue	100.00%	100.00%	(17.39)%
Cost of sales	61.47%	59.39%	(14.50)%
Gross profit	38.53%	40.61%	(21.63)%

Operating expense	34.84%	30.36%	(5.21)%
Selling and marketing expense	40.42%	38.39%	(13.03)%
Administrative expense	42.71%	24.31%	45.12%
Interest expense	9.64%	2.28%	248.88%

Net loss	(90.67)%	(51.83)%	44.51%

Net revenue. Net revenue decreased 17.39%, from $3.3 million in the three months ended September 30, 2005 to $2.7 million in the three months ended September 30, 2006. The decrease was due primarily to a 20% decrease in the number of catalogs mailed, from $2.8 million in the three-months ended September 30, 2005 to $2.2 million in the comparable period in 2006, along with a decrease in the percent of catalogs which contained discount promotions from 45% in the three months ended September 30, 2005 to 21% in the three months ended September 30, 2006.

Costs of sales. Cost of sales decreased 14.5%, from $2.0 million in the three months ended September 30, 2005 to $1.7 million in the three months ended September 30, 2006. The decrease in dollar amount was primarily attributable to a decrease in volume of products shipped in 2006 in addition to lower labor cost realized from having assumed responsibility for our assembly operations.

Gross profit. Gross profit decreased 21.63%, from $1.3 million in the three months ended September 30, 2005 to $1.1 million in the three months ended September 30, 2006. Our gross margin, or gross profit as a percentage of net revenue, decreased from 40.61% in the three months ended September 30, 2005 to 38.53% in the three months ended September 30, 2006. The decrease in our gross margin was due primarily to the cost of outbound shipping.

Operating expense. Our operating expense decreased 5.2%, from $ 1.0 million in the three months ended September 30, 2005 to $0.95 million in the three months ended September 30, 2006. Operating expense as a percentage of net revenue increased from 30.36% in the three months ended September 30, 2005 to 34.84% in the three months ended September 30, 2006. The increase as a percentage of sales was primarily due to a retroactive consumer price index adjustment charged by our third party operations vendor along with the costs associated with servicing customer orders resulting from the TLS delivery problems, both of which are described in more detail under the heading “Recent Developments” beginning at page 19 herein.

Selling and marketing expense. Our selling and marketing expense decreased 13.02%, from $1,269,643 in the three months ended September 30, 2005 to $1,104,249 in the three months ended September 30, 2006. The dollar decrease was due to the reduction in catalog circulation. Selling and marketing expense as a percentage of net revenue increased from 38.39% in the three months ended September 30, 2005 to 40.42% in the three months ended September 30, 2006. The increase as a percent of net revenue was primarily due to rate increases in catalog postage and paper.

Administrative expense. Administrative expense increased 45.12%, from $803,908 in the three months ended September 30, 2005 to $1,166,662 in the three months ended September 30, 2006. Administrative expense as a percentage of net revenue increased from 24.31% in the three months ended September 30, 2005 to 42.71% in the three months ended September 30, 2006. The increase in dollar amount and administrative expense as a percentage of net revenue was due primarily due to legal and accounting expenses related to the acquisition of the Petals LLC business, an increase in corporate personnel to manage our growing operations and the monthly rent expense for our new warehouse facility.

Interest expense. Interest expense increased 248.8%, from $75,450 in the three months ended September 30, 2005 to $263,230 in the three months ended September 30, 2006. The increase was primarily attributable to the conversion of $5,000,000 by Petals LLC from their revolving credit line carrying interest at the rate of 2.5% into term notes, which we acquired from Petals LLC in the Acquisition, carrying interest at the rate of Prime +2%, plus higher outstanding debt balances carried throughout the period.

Seasonality

The Petals business is highly seasonal. Approximately 40% of revenues are generated during the months of October through December. We typically realize about 33% of annual marketing expense during the same time period. Our operating results are thus dependent on the success of sales and through-put during such time period.

Liquidity and Capital Resources

Revolving Credit Facilities with Affiliated Parties: On July 15, 2006, we entered into a Loan and Security Agreement and two Revolving Credit Notes with Southshore Capital Fund, Ltd. and Southridge Partners, LP, two entities affiliated with our president and chairman Stephen Hicks, which allow for us to borrow up to $5,000,000. The notes bear interest at the rate of five percent per year and are secured, on a subordinated basis, by a blanket lien on all of our assets. As of September 30, 2006 we owed approximately $2,285,000 under these notes. Copies of the Loan and Security Agreement and the two Revolving Credit Notes are attached to this Quarterly Report as Exhibits 10.3, 10.4 and 10.5 respectively and are incorporated by reference in their entirety herein.

Bank. We have assumed a five-year $1,500,000 revolving line of credit from a bank that matures in December 2009 and requires monthly payments of interest. Interest is charged at the rate of one percentage point above the prevailing interest rate, as defined. This credit facility is guaranteed by our president and chairman and an entity controlled by him and is collateralized by all of business assets acquired in the Acquisition and real estate owned by an entity controlled by our president and chairman. The revolving credit line requires an annual 30-day cleanup period. Petals LLC was unable to effect a cleanup period in 2005. Our average month-end balance outstanding for the three months ended September 30, 2006 under the line of credit was $1,500,000. The outstanding principal balance at September 30, 2006 was $1,500,000, and no amount was available for additional borrowing under the line of credit.

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

Unsecured Term Promissory Notes: On June 16, 2006, Petals LLC sold nonnegotiable unsecured term promissory notes in the aggregate principal amount of $2,135,000 in a private placement to fifteen accredited investors (the “Bridge Notes”). The aggregate gross proceeds of the offering were $1,525,000. The Bridge Notes do not bear interest, but instead were issued at a discount to their face amount. Each Bridge Note has a principal amount due at maturity equal to one hundred forty percent (140%) of the amount paid to purchase the Bridge Note. On August 17,2006 and September 26, 2006, we sold two additional Bridge Notes, due June 30, 2008, in the aggregate principal amount of $840,000 to two accredited investors with aggregate gross proceeds to us of $600,000. As of September 30, 2006, there was an aggregate of $2,975,000 in principal amount (face value at maturity) of the Bridge Notes outstanding.

The Bridge Notes are due in full on December 31, 2007. Pursuant to terms of the Bridge Notes, Petals shall prepay the Bridge Notes in quarterly installments on the 15th day of January, April, July and October, beginning with January 15, 2007 and continuing until the earlier of the Bridge Notes being paid in full or the maturity date. On each quarterly prepayment date, each Bridge Note holder will receive its pro-rata portion (based on the aggregate amount of the outstanding principal of all of the Bridge Notes) of the amount equal to the product of the (i) the number of orders shipped by the Company during the previous quarter multiplied by (ii) $2.00. For example, if we were to ship 70,000 orders between September 1, 2006 and December 31, 2006, the aggregate amount of the first payment due to the holders of the Bridge Notes on January 15, 2007 would be $140,000.

The Form of Note Subscription Agreement and the Form of Nonnegotiable Unsecured Promissory Note sold in these offering are attached to our Current Report on Form 8-K filed on July 7, 2006, as Exhibits 10.21 and 10.22 respectively.

Sources and uses of cash

Operating activities. Net cash used by operating activities for the three months ended September 30, 2006 was $2.6 million. The main use of funds was to finance our operating loss of $2.5 million.

Investing activities Net cash used in investing activities was $23,816 for the three months ended September 30, 2006, which was primarily attributable to fixed asset acquisitions, principally computer equipment and software.

Financing activities. Our financing activities provided net cash in the amount of $2.9 million the three months ended September 30, 2006, consisting of borrowings of $2.3 million under our revolving credit facility from entities affiliated with our president and chairman and $600,000 from the sale of unsecured promissory notes.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our contractual cash obligations at September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years
Debt	$11,031,326	$121,326	$9,410,000	$1,500,000
Interest on Debt	2,870,077	1,077,077	1,733,000	60,000
Operating Leases	1,402,510	255,000	1,147,510	—
Purchase Obligations	980,000	980,000	—	—
Employment Contracts	$1,400,000	$350,000	$840,000	$210,000

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  SFAS No.158 is effective for fiscal years ending after December 15, 2006. . SFAS No. 158 is not expected to have a material effect on our financial position or our results of operations.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning August 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

Management does not believe that there are any recently issued but not yet effective accounting pronouncements that, if adopted by the Company, would have a material effect on the accompanying financial statements.

Item 3 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Petals maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2006.

Changes in internal controls over financial reporting. On August 27, 2006, Stephen Hieber tendered his resignation as Chief Financial Officer of the Company. To the knowledge of the Company’s executive officers, Mr. Hieber’s resignation was not due to any disagreement with the Company’s operations, policies or practices. On October 23, 2006, our board of directors appointed Gregory Powell to the position of Chief Financial Officer. Management does not expect that the resignation of Mr. Hieber or the appointment of Mr. Powell will change Petals’ internal control over financial reporting in a manner that would materially affect, or reasonably be likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities.

Period (1)	Total Number of Shares Purchased	Average Price Paid (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares the May be Purchased under the Plans
September 20, 2006	158	$0.90	158	―

(1)
On September 20, 2006 we effected a 1-for-3 reverse stock split of our outstanding shares of Common Stock (the “Reverse Stock Split”). All fractional shares that resulted from the reverse split were canceled and the holders were paid cash in lieu thereof.

(2)	Fractional shares resulting from the Reverse Stock Split were cashed out at $0.90 per whole share, the closing price of our Common Stock on September 20, 2006, as quoted on the OTC Bulletin Board.
(3)
The Reverse Stock Split was approved by our board of directors and the requisite number of shareholders on August 2, 2006. We filed a preliminary information statement on Schedule 14C on august 7, 2006 and we filed a definitive information statement on Schedule 14C on August 29, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

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

Item 5. Other Information.

New Telemarketing Service Agreement with Inktel Direct Corporation.

On November 14, 2006, we signed a three year contract with Inktel Direct Corporation to assume responsibility as our new telemarketing provider, effective January of 2007. Our current third party telemarketing vendor will continue to handle telemarketing services through the January 2007. The vendor change is anticipated to yield significant operating cost savings. The successful implementation of this vendor change is critical to the company’s 2007 operating results.

Loan and Security Agreement with Southshore Capital Fund, Ltd. and Southridge Partners, LP

On July 15, 2006, we entered into a Loan and Security Agreement and two Revolving Credit Notes with Southshore Capital Fund, Ltd. and Southridge Partners, LP, two entities affiliated with our president and chairman Stephen Hicks, which allow for us to borrow up to $5,000,000. The notes bear interest at the rate of five percent per year and are secured, on a subordinated basis, by a blanket lien on all of our assets. As of November 13, 2006 we owed approximately $2,285,000 under these notes. Copies of the Loan and Security Agreement and the two Revolving Credit Notes are attached to this Quarterly Report as Exhibits 10.3, 10.4 and 10.5 respectively and are incorporated by reference in their entirety herein.

Private Placements of Unsecured Promissory Notes

On August 17,2006 and September 26, 2006, we sold two nonnegotiable unsecured term promissory notes in the aggregate principal amount of $840,000 in two private placements to two accredited investors. The aggregate gross proceeds of the sales were $600,000. These notes are part of a series and identical in terms to the unsecured notes we acquired from Petals LLC in the Acquisition. The notes do not bear interest, but instead were issued at a discount to their face amount. Each note has a principal amount due at maturity equal to one hundred forty percent (140%) of the amount paid to purchase the note. As of November 13, 2006, there was an aggregate of $600,000 in principal amount of the notes outstanding.

The notes are due in full on June 30, 2008. Pursuant to terms of the notes, we shall prepay the notes in quarterly installments on the 15th day of January, April, July and October, beginning with January 15, 2007 and continuing until the earlier of the notes being paid in full or the maturity date. On each quarterly prepayment date, each note holder will receive in cash two and one half percent (2.5%) of the face amount of the note at maturity.

The Form of Note Subscription Agreement and the Form of Nonnegotiable Unsecured Promissory Note sold in these offering are attached to our Current Report on Form 8-K filed on July 7, 2006, as Exhibits 10.21 and 10.22 respectively.

Item 6. Exhibits.

Petals hereby files as part of this quarterly report report on Form 10-QSB the exhibits listed in this Item 6 below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Securities and Exchange Commission in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the Web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-QSB	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of ImmunoTechnology Corporation, as amended.		Schedule 14C	August 29.2006	Annex A

3.2	Amended and Restated Bylaws of ImmunoTechnology Corporation, as adopted by the Board of Directors on June 30, 2006.		8-K	August 4, 2006	3.3

10.1	Lease Agreement dated July 17, 2006, by and between Petals Decorative Accents LLC and Smith and Cheynne Properties, LLC.		10-KSB	October 4, 2006	10.24

10.2	Petals Decorative Accents, Inc. 2006 Stock Incentive Plan.		Schedule 14C	August 29, 2006	Annex B

10.3	Loan and Security Agreement by and among Petals Decorative Accents, Inc. and Southshore Capital Fund, Ltd. and Southridge Partners, LP, dated July 15, 2006.	X

10.4	Revolving Credit Note issued by ImmunoTechnology Corporation to Southshore Capital Fund, Ltd., dated July 15, 2006.	X

10.5	Revolving Credit Note issued by ImmunoTechnology Corporation to Southridge Partners, LP, dated July 15, 2006.	X

10.6	Master Service Agreement by and between Petals Decorative Accents, Inc. and Inktel Direct corporation, dated November 14, 2006.	X

31.1	Certification by President of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by President of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petals Decorative Accents, Inc.

Date: November 20, 2006	By:	/s/ Stephen M. Hicks
Stephen M. Hicks
President